Form 10-K
period 2023-12-31
Enstar Group LTD
filed 2024-02-22
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
Commission File Number 001-33289
ENSTAR GROUP LIMITED
(Exact name of Registrant as specified in its charter)

BERMUDA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
A.S. Cooper Building, 4th Floor, 26 Reid Street, Hamilton HM 11, Bermuda
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery periods pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2023 was $2.8 billion based on the closing price of $244.24 per ordinary share on the NASDAQ Stock Market on that date. Shares held by officers and directors of the registrant and their affiliated entities have been excluded from this computation. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 21, 2024, the registrant had outstanding 15,199,808 voting ordinary shares, par value $1.00 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2024 annual general meeting of shareholders are incorporated by reference in Part III of this Form 10-K

Enstar Group Limited
Annual Report on Form 10-K
For the Year Ended December 31, 2023

GLOSSARY OF DEFINED TERMS

GLOSSARY OF KEY TERMS

A&E	Asbestos and environmental
Accident year	The annual calendar accounting period in which loss events occurred, regardless of when the losses are actually reported, recorded or paid.
Acquisition costs	Costs that are directly related to the successful efforts of acquiring new insurance contracts or renewing existing insurance contracts, and which principally consist of incremental costs such as: commissions, brokerage expenses, premium taxes and other fees incurred at the time that a contract or policy is issued.
ADC	Adverse development cover – A retrospective reinsurance arrangement that will insure losses in excess of an established reserve and provide protection up to a contractually agreed amount.
Adjusted RLE	Adjusted run-off liability earnings - Non-GAAP financial measure calculated by dividing adjusted prior period development by average adjusted net loss reserves. See “Non-GAAP Financial Measures” in Item 7 for reconciliation.
Adjusted ROE	Adjusted return on equity - Non-GAAP financial measure calculated by dividing adjusted operating income (loss) attributable to Enstar ordinary shareholders by adjusted opening Enstar ordinary shareholders’ equity. See “Non-GAAP Financial Measures” in Item 7 for reconciliation.
Adjusted TIR	Adjusted total investment return - Non-GAAP financial measure calculated by dividing adjusted total investment return by average adjusted total investable assets. See “Non-GAAP Financial Measures” in Item 7 for reconciliation.
AFS	Available-for-sale
Allianz	Allianz SE
AmTrust	AmTrust Financial Services, Inc.
Annualized	Calculation of the quarterly result or year-to-date result multiplied by four and then divided by the number of quarters elapsed within the applicable year-to-date period.
AOCI	Accumulated other comprehensive income (loss)
APRA	Australian Prudential Regulation Authority
Arden	Arden Reinsurance Company Ltd.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Atrium	Atrium Underwriting Group Limited
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
BVPS	Book value per ordinary share - GAAP financial measure calculated by dividing Enstar ordinary shareholders’ equity by the number of ordinary shares outstanding.
Cavello	Cavello Bay Reinsurance Limited
CISSA	Commercial Insurer's Solvency Self-Assessment
Citco	Citco III Limited
CLO	Collateralized loan obligation
Commutation	An agreement that provides for the complete discharge of all obligations between the parties under a particular reinsurance contract for an agreed upon up-front fee.
Core Specialty	Core Specialty Insurance Holdings, Inc.
DAC	Deferred acquisition costs
DCo	DCo, LLC
Defendant A&E liabilities	Defendant asbestos and environmental liabilities - Non-insurance liabilities relating to amounts for indemnity and defense costs for pending and future claims, as well as amounts for environmental liabilities associated with our properties.
DCA	Deferred charge asset - The amount by which estimated ultimate losses payable exceed the consideration received at the inception of a retroactive reinsurance agreement.

GLOSSARY OF DEFINED TERMS

DGL	Deferred gain liability - The amount by which consideration received exceeds estimated ultimate losses payable at the inception of a retroactive reinsurance agreement and that are subsequently amortized over the estimated loss settlement period.
Dowling Funds	Dowling Capital Partners I, L.P. and Capital City Partners LLC
EB Trust	The Enstar Group Limited Employee Benefit Trust
ECR	Enhanced capital requirement
EGL	Enstar Group Limited
EMAL	Enstar Managing Agency Limited
Enhanzed Re	Enhanzed Reinsurance Ltd.
Enstar	Enstar Group Limited and its consolidated subsidiaries
Enstar Finance	Enstar Finance LLC
Exchange Transaction	The exchange of a portion of our indirect interest in Northshore for all of the Trident V Funds’ indirect interest in StarStone U.S.
FAL	Funds at Lloyd's - A deposit in the form of cash, securities, letters of credit or other approved capital instrument that satisfies the capital requirement to support the Lloyd's syndicate underwriting capacity.
FASB	Financial Accounting Standards Board
FCA	U.K. Financial Conduct Authority
FDBVPS	Fully diluted book value per ordinary share - Non-GAAP financial measure calculated by dividing Enstar ordinary shareholders’ equity by the number of ordinary shares outstanding, adjusted for equity awards granted and not yet vested (similar to the calculation of diluted earnings per share). See “Non-GAAP Financial Measures” in Item 7 for reconciliation.
FVA	Fair value adjustment
Fixed income assets	Short-term investments and fixed maturities classified as trading and AFS, funds held, and cash and cash equivalents, including restricted cash and cash equivalents.
Funds held	The account created with premium due to Enstar pursuant to the reinsurance agreement, the balance of which is credited with investment income and losses paid are deducted. The balance is comprised of funds held - directly managed and funds held by reinsured companies.
Funds held by reinsured companies	Funds held, as described above, where we receive a fixed crediting rate of return or other contractually agreed return on the assets held.
Funds held - directly managed	Funds held, as described above, where we receive the actual underlying investment portfolio return.
Future policyholder benefits	The liability relating to life reinsurance contracts, which are based on the present value of anticipated future cash flows and mortality rates.
Gate or side-pocket	A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights.
GDPR	General Data Protection Regulation
Group	Companies of Enstar Group Limited
GSSA	Group Solvency Self-Assessment
Hillhouse Group	Hillhouse Capital Management, Ltd. and Hillhouse Capital Advisors, Ltd.
IBNR	Incurred but not reported - Th estimated liability for unreported claims that have been incurred, as well as estimates for the possibility that reported claims may settle for amounts that differ from the established case reserves as well as the potential for closed claims to re-open.
Inigo	Inigo Limited
InRe Fund	InRe Fund, L.P.
Investable assets	The sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held.
JSOP	Joint Share Ownership Program
LAE	Loss adjustment expenses
LDTI	Long duration targeted improvements accounting standard (ASU 2018-12 - Targeted improvement to the Accounting for Long-Duration Contracts)

GLOSSARY OF DEFINED TERMS

Lloyd's	This term may refer to either the society of individual and corporate underwriting members that pool and spread risks as members of one or more syndicates, or the Corporation of Lloyd’s, which regulates and provides support services to the Lloyd’s market.
LOC	Letters of credit
LPT	Loss Portfolio Transfer - Retroactive reinsurance transaction in which loss obligations that are already incurred are ceded to a reinsurer, subject to any stipulated limits.
Monument Re	Monument Insurance Group Limited
Morse TEC	Morse TEC LLC
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
NCI	Noncontrolling interests
New business	Material transactions, which generally take the form of reinsurance or direct business transfers, or business acquisitions.
North Bay	North Bay Holdings Limited
Northshore	Northshore Holdings Limited
Novation	The substitution of a new contract in place of an old one.
OCI	Other comprehensive income
OLR	Outstanding loss reserves - Provisions for claims that have been reported and accrued but are unpaid at the balance sheet date.
Other Investments	Equities, other investments and equity method investments
Parent Company	Enstar Group Limited and not any of its consolidated subsidiaries
Policy buy-back	Similar to a commutation, for direct insurance contracts
pp	Percentage point(s)
PPD	Prior period development - Changes to loss estimates recognized in the current calendar year that relate to loss reserves established in previous calendar years.
PRA	U.K. Prudential Regulation Authority
Private equity funds	Investments in limited partnerships and limited liability companies
PSU	Performance share units
Range of Outcomes	The range of gross loss and LAE reserves implied by the various methodologies used by each of our (re)insurance subsidiaries.
RBC	Risk-based capital
Reinsurance to close (RITC)	A business transaction to transfer estimated future liabilities attached to a given year of account of a Lloyd's syndicate into a later year of account of either the same or different Lloyd's syndicate in return for a premium.
Reserves for losses and LAE	Management's best estimate of the ultimate cost of settling losses as of the balance sheet date. This includes OLR and IBNR.
Retroactive reinsurance	Contracts that provide indemnification for losses and LAE with respect to past loss events.
RLE	Run-off liability earnings – GAAP-based financial measure calculated by dividing prior period development by average net loss reserves.
RNCI	Redeemable noncontrolling interests
ROE	Return on equity - GAAP-based financial measure calculated by dividing net income (loss) attributable to Enstar ordinary shareholders by opening Enstar ordinary shareholders’ equity.
Run-off	A line of business that has been classified as discontinued by the insurer that initially underwrote the given risk.
Run-off portfolio	A group of insurance policies classified as run-off.
SCR	Solvency Capital Requirement
SEC	U.S. Securities and Exchange Commission
SGL No. 1	SGL No. 1 Limited
SISE	StarStone Insurance SE
SSHL	StarStone Specialty Holdings Limited

GLOSSARY OF DEFINED TERMS

StarStone Group	StarStone U.S. Holdings, Inc. and its subsidiaries and StarStone International
StarStone International	StarStone's non-U.S. operations
StarStone U.S.	StarStone U.S. Holdings, Inc. and its subsidiaries
Step Acquisition	The purchase of the entire equity interest of an affiliate of Hillhouse Capital Management Ltd and Hillhouse Capital Advisors, Ltd. in Enhanzed Re
Stone Point	Stone Point Capital LLC
SUL	StarStone Underwriting Limited
TIR	Total investment return - GAAP financial measure calculated by dividing total investment return, including other comprehensive income, for the applicable period by average total investable assets.
Trident V Funds	Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P.
TSA	Transition Services Agreement
U.K. Regulator	The FCA together with the PRA
U.S. GAAP	Accounting principles generally accepted in the United States of America
ULAE	Unallocated loss adjustment expenses - Loss adjustment expenses relating to run-off costs for the estimated payout of the run-off, such as internal claim management or associated operational support costs.
Unearned premium	The unexpired portion of policy premiums that will be earned over the remaining term of the insurance contract.
VIE	Variable interest entities
2020 Repurchase Program	An ordinary share repurchase program adopted by our Board of Directors in March 2020, for the purpose of repurchasing a limited number of our ordinary shares, not to exceed $150 million in aggregate. This plan was terminated in July 2021.
2021 Repurchase Program	An ordinary share repurchase program adopted by our Board of Directors in November 2021, for the purpose of repurchasing a limited number of our ordinary shares, not to exceed $100 million in aggregate. This plan was fully utilized as of April 2022.
2022 Repurchase Program	An ordinary share repurchase program adopted by our Board of Directors in May 2022, which was originally effective through May 5, 2023, for the purpose of repurchasing a limited number of our ordinary shares, not to exceed $200 million in aggregate. On February 23, 2023, our Board of Directors authorized the repurchase of an additional $105 million of our ordinary shares, and extended the effective date through February 23, 2024. This program was terminated on March 23, 2023.

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
•changes in tax laws or regulations applicable to us or our subsidiaries, including the Bermuda Corporate Income Tax, or the risk that we or one of our non-U.S. subsidiaries become subject to significant, or significantly increased, income taxes in the U.S. or elsewhere;
•the risk that U.S. persons who own our ordinary shares might become subject to adverse U.S. tax consequences as a result of related person insurance income;
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
•risks relating to our liquidity demands and the structure of our investment portfolios, which may adversely affect the performance of our investment portfolio and financial results;
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
•risks relating to laws and regulations regarding sanctions and foreign corrupt practices, the violation of which could adversely affect our financial condition and results of operations;
•loss of key personnel;
•the risk that some of our directors, large shareholders and their affiliates have interests that can create conflicts of interest through related party transactions;
•the risk that outsourced providers could breach their obligations to us which could adversely affect our business and results of operations;
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
Our role in the (re)insurance sector has evolved since we originally entered the market. In addition to providing finality to discontinued lines of business, earnings volatility protection and acquiring troubled businesses, we also assist clients with their risk management capital and strategic objectives. Over the past few years, we have structured and executed transactions which:
•Provide risk management solutions, which allow insurers to manage reserve development and volatility;
•Allow insurers to recycle their capital to support organic growth;
•Strengthen insurer’s balance sheets to facilitate M&A transactions; and
•Release capital, allowing for the return of funds to investors.
We primarily structure our transactions as loss portfolio transfers (“LPTs”) or adverse development covers (“ADCs”). LPTs and ADCs involve the provision of retroactive reinsurance coverage and coverage for adverse developments for legacy liabilities and (re)insurance reserves on prior year loss developments.
Our claims handling responsibilities and rights are contractual and can vary. We generally seek to obtain direct claims control over our LPT’s, and some form of claims reporting and oversight over our ADC portfolios. In respect of more structured reinsurance transactions, such as ADC’s, cedants may be reluctant to give up claims control but they can still benefit from Enstar’s significant claims management expertise through the oversight structures that we typically put in place. We may also seek to commute acquired reinsurance contracts and buy back underlying insurance policies, where appropriate.
When we have contractual claims management rights, our strategy is to obtain claims resolutions and settlements on the actual and potentially valid claims within each portfolio quickly, where feasible, to avoid lengthy and continuing defense costs. When claims control has been retained by the cedant, we develop oversight programs to monitor the business and provide our partners with the opportunity to leverage our expertise and experience. If we are successful at settling claims or otherwise manage the expected value of the losses for less than our carried reserves, we recognize favorable prior period development within our net incurred loss and loss adjustment expenses. Similarly, we may experience adverse development on the carried reserves if the projected costs of claims exceeds our estimates. We include the net development as a component of our performance, or run-off liability earnings (“RLE”).
We receive consideration for our (re)insurance solutions and invest these funds to generate investment earnings, which we measure as our total investment return (“TIR”). We negotiate the investment class, fixed income duration and minimum asset quality needed for each portfolio with the ceding company as these investments are typically pledged as collateral within the reinsurance contract. For our remaining investments we decide within our investment allocation strategy the asset types, risk, liquidity and expected returns.
The substantial majority of our acquisitions have been in the run-off business, which generally includes property and casualty, workers’ compensation, asbestos and environmental (“A&E”), professional indemnity, directors and officers, construction defect, motor, marine, aviation and transit, and other closed and discontinued blocks of business.
Enstar Group Limited | 2023 Form 10-K                 9

117 Transactions Completed Since 2000	$37.3 billion* Total Liabilities Acquired Since 2000	8%[1] & 18%[2] Change in Book Value Per Ordinary Share	6%[1] & 16%[2] Return on Equity
1 Three year average (2021 - 2023)
2 Five year average (2019 - 2023)
*Total liabilities acquired includes gross loss reserves and defendant A&E liabilities.
Enstar Group Limited | 2023 Form 10-K                 10

ITEM 1 | Business | Strategy

Our Strategy

Leverage Management’s Extensive Experience and Industry Relationships

We leverage our senior managements’ skills and experience to solidify our position as a leading run-off acquirer with a demonstrated ability to identify and execute growth opportunities. We continuously seek to expand our expertise by investing in new talent and embracing technological advancement.
Structure and Deliver Innovative Solutions

We develop innovative solutions and products based on the needs of our partners. In addition to providing finality to discontinued lines and earnings volatility protection or acquiring troubled businesses, we help our partners achieve their risk management, capital and strategic objectives.
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
Prudently Manage Investments and Capital

We strive to achieve attractive risk-adjusted returns, while growing profitability and generating long-term growth in shareholder value. We continually balance the value delivered by share repurchases against the level of capital required to execute on growth opportunities. Maintaining an efficient capital structure is critical as opportunities have evolved toward helping (re)insurance companies and others meet their strategic objectives by structuring larger, capital intensive solutions.
2023 Strategic Developments

Completed the Unwind of Enhanzed Re’s Reinsurance Transactions

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
•In November 2022, Enhanzed Re completed the novation of the reinsurance of a closed block of life annuity policies to Monument Re Limited, a subsidiary of Monument Insurance Group Limited (“Monument Re”). In December 2022, Enhanzed Re repurchased the remaining ownership interest Allianz held in Enhanzed Re, and
Enstar Group Limited | 2023 Form 10-K                 11

ITEM 1 | Business | Developments

Enhanzed Re became a wholly-owned subsidiary of Enstar. We recognized the impact of these transactions in our first quarter 2023 results, as we report the results of Enhanzed Re on a one quarter lag.
•The completion of these transactions resulted in the conclusion of the unwind of Enhanzed Re, achieving an inception to date return of 24%.
Our Business

We acquire run-off and other (re)insurance reserves using retroactive reinsurance and other bespoke contracts where we are paid consideration to reinsure, up to a specified limit, underlying policies issued by other insurers who have written these risks in prior accident years. We strive to set an appropriate price and manage the liabilities professionally and efficiently to achieve the best outcomes for our policyholders and shareholders.
On closing a retroactive reinsurance transaction, the consideration we receive is not recognized as income, nor are the liabilities we acquire recognized as net incurred losses. These items are recorded to the balance sheet with any subsequent changes to the value of ultimate losses and liabilities recorded in the consolidated statements of operations.
In addition, any difference between premium and losses recognized upon initial recognition of a transaction, is recorded as a deferred charge asset (“DCA”) or deferred gain liability (“DGL”) which is subsequently amortized.1
A run-off portfolio is a group of insurance policies generally described by the accident year, line of business and jurisdiction that an insurer that initially underwrote the risks seeks to exit or put into run-off. The facts and circumstances underlying an insurer’s or company's (seller's) decision to exit or put a portfolio into run-off or seek ADC contracts varies. Usually, the portfolios of risks have become inconsistent with the seller’s core competencies, provide unwanted exposure to a particular risk or segment of the market and/or absorb capital that the seller may wish to deploy elsewhere. These portfolios of risks are often associated with potentially large exposures and lengthy time periods before resolution of the last remaining insured claims, resulting in uncertainty to the (re)insurer covering those risks. In other circumstances, a cedant may be pursuing a solution in advance of an M&A transaction or an initial public offering, or may be seeking to exit less mature business, sometimes including the current accident year. We have also (re)insured and acquired legacy manufacturing companies with direct exposure to asbestos and environmental liabilities (“defendant A&E liabilities”).
We establish our best estimate of the liabilities we assume based upon actuarial analyses of the claims data provided to us by the counterparties, our review of claims files and reinsurance assets, our analysis of claim trends and other data supplied as part of our due diligence. Accordingly, at the time we enter the arrangements, we do not reflect the potential impact of our claims management strategies as we have no assurance that our efforts will be successful nor how any development may emerge. Similarly, we do not recognize reductions for any potential settlements or commutations that we have not executed as we do not solely control any such outcome. The settlement of the liabilities may take many years to complete depending on the underlying risk profile of the business.
By investing the consideration received from our (re)insurance solutions, we generate investment returns that we use to settle the liabilities acquired, fund future transactions, meet our financing and operating obligations and return value to shareholders.
As a result, the traditional (re)insurance underwriting ratios (loss ratios and combined ratios) are not relevant to us. Net earned premiums are not a significant source of revenue and current period net incurred losses and LAE from those premiums are not significant either. We use RLE to measure our success at managing our retroactive reinsurance liabilities and TIR to measure our investment returns. Our ability to generate favorable RLE or avoid unfavorable RLE from our management of acquired portfolios can vary. RLE may be recognized within a year of acquiring the new portfolio, or may not appear for many years, if at all. Similarly, our ability to generate positive TIR can be heavily impacted by market risks, including interest rate, credit spread, credit and foreign exchange risks, in addition to the regulatory constraints associated with being a regulated global (re)insurance group.
1 This is further described in Note 10 to our consolidated financial statements.
Enstar Group Limited | 2023 Form 10-K                 12

ITEM 1 | Business | Our Business

Enstar Group Limited | 2023 Form 10-K                 13

ITEM 1 | Business | Our Business

1	Acquire New Business

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
Enstar Group Limited | 2023 Form 10-K                 14

ITEM 1 | Business | Our Business

2	Manage Liabilities

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
•Subsequent to take-on: in the proceeding years, we develop a deeper understanding of the claims portfolio from a reserving perspective and, where we have been granted claims control, employ our claims management strategies in order to generate RLE.
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
The strategies we employ to manage our acquired companies and portfolios of business in run-off include:
Claims Management on Portfolios with Claims Control: Integral to our success is our ability to analyze, administer, and settle claims while managing related expenses. We work with seasoned and well-trained claims professionals, along with claims reporting and control procedures, in all of our claims units. Our claims management processes on portfolios where we have claims control also include leveraging our extensive relationships and developed protocols to manage outside counsel and other third parties more efficiently to reduce expenses.
For certain lines of business, we have entered into agreements with third-party administrators to manage and pay claims on our subsidiaries’ behalf and advise with respect to case reserves. These agreements generally set forth the duties of the third-party administrators, limits of authority, indemnification language designed for our protection and various procedures relating to compliance with laws and regulations. The agreements clearly define our claims handling guidelines, and we provide extensive and active oversight by in-house subject matter claims experts in order to ensure the third-party administrators are operating in accordance with our expectations.
Claims Oversight on Portfolios without Claims Control: On some of the more structured reinsurance transactions where claims control has been retained by the original cedants, we have developed bespoke oversight, reporting and monitoring programs. These programs are specific to the individual transactions and involve utilizing our in-house subject matter claims experts to work with the original cedants who can leverage our expertise and experience. As we have seen a shift towards more reinsurance transactions without claims control, our oversight programs have given us a greater insight into the development of the risks that we have assumed and have also added benefit to our cedants in giving them more access to our expertise in claims management.
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
Enstar Group Limited | 2023 Form 10-K                 15

ITEM 1 | Business | Our Business

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

We manage our investments to obtain attractive risk-adjusted returns while maintaining prudent diversification of assets and operating within the constraints of a regulated global (re)insurance group. We also consider the liquidity requirements and duration of our claims and contract liabilities.
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
$18.2
$4.9
$13.4
$19.5
$4.9
$14.6
2023
2022
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

Enstar Group Limited | 2023 Form 10-K                 16

ITEM 1 | Business | Our Business

Our core assets, or fixed income assets, include short-term and fixed maturities classified as trading and available-for-sale (“AFS”), funds held and cash and cash equivalents. Under funds held arrangements, the reinsured company has retained consideration that would otherwise have been remitted to us. The funds held balance is credited with investment income and is used to offset settlement of paid losses. Funds held arrangements where we receive the underlying portfolio economics and the contractual right to direct the asset allocation strategies are referred by us as "Funds held - directly managed". Funds held arrangements where we receive a fixed crediting rate or other contractually agreed return are referred by us as "Funds held by reinsured companies".
Our non-core assets, or other investments, include equities and equity method investments.
The allocation and composition of our non-core assets may vary, depending on risk appetite, current market conditions and the assessment of relative value between asset classes.
We believe our non-core investments provide diversification in our overall investment portfolio, because generally they have low correlation with our fixed income assets, thereby providing an opportunity for improved risk-adjusted rates of return while minimizing downside risk over the long-term. The returns of our non-core investments may be volatile, and we may experience significant unrealized gains or losses in a particular quarter or year. Regulatory, rating agency, our internal risk appetite and other factors may limit our capacity to hold non-core assets.
Portfolio Allocation: Our portfolio is diversified across several core and non-core asset classes and targets attractive risk-adjusted returns, while taking into account regulatory, capital, risk, and other relevant considerations. We periodically review the performance of the portfolio and reallocate assets to take advantage of opportunities in the market. This asset rebalancing is periodically reviewed by our Board Investment Committee.
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

4	Redeploy Capital and Return Value to Shareholders

Our regulated subsidiaries and group are subject to capital requirements, which require us to hold additional assets to mitigate the risk of insufficient funds to fulfill our insurance obligations in adverse economic or operational circumstances. Amounts beyond our internal capital levels are available for us to redeploy.
As we settle our liabilities, we reduce our required capital and any excess capital may be redeployed into the business for further acquisitions. We believe that the best investment is in our business, by funding future transactions and meeting our financing obligations. We have also utilized share repurchases in situations where we have excess capital in order to return value to our shareholders. To date, we have not declared any dividends on our ordinary shares.
Competition

Our Run-off segment competes in the global insurance market with domestic and international reinsurance companies to acquire and manage (re)insurance companies and portfolios of (re)insurance business in run-off. We compete with different companies depending upon the size of the loss portfolios being contemplated and the location of the insurer or insurance risks.
The legacy market has seen several new entrants in the last decade, largely driven by the investment of significant alternative capital. This has led to increased competition in the overall market and increased pressure on deal pricing. These pressures have started to manifest over the last 12 months as certain of our competitors have signaled either a full exit from the overall legacy market or a withdrawal from the non-life legacy market. According
Enstar Group Limited | 2023 Form 10-K                 17

ITEM 1 | Business | Competition

to global run-off deal data published by PwC, 12 different acquirers completed run-off transactions in 2023 versus 16 in 2022.
Despite the exit of companies from the legacy market, the acquisition and management of companies and portfolios in run-off continues to be competitive and is driven by several factors, including proposed acquisition price, operational reputation and financial resources including new capital and alternative forms of capital entering the markets.
We have a positive outlook on the future as we continue to see high levels of legacy market activity, with opportunities being brought to us either directly by counterparties or brokers. We have established long-term and continuing business relationships throughout the (re)insurance industry, which can be a significant competitive advantage for us. Additionally, we believe that we are price competitive and have a well-established reputation with respect to our distinctive ability to complete and manage transactions.
Enstar Group Limited | 2023 Form 10-K                 18

ITEM 1 | Business | Competition

Our Organization

Segments2
We report the results of our operations through four reportable segments:
•Run-off: consists of our acquired property and casualty and other (re)insurance business.
•Assumed Life: consists of life and catastrophe business that we assumed via the 2022 acquisition of the controlling interest in Enhanzed Reinsurance, Ltd. (“Enhanzed Re”).
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
Major Operating Subsidiaries
Our (re)insurance business is regulated and requires licenses to operate in each relevant jurisdiction. Our major operating insurance subsidiaries and their regulatory domiciles are listed below:

Regulated Company	Jurisdiction	% of Net Liability for Losses and LAE as of December 31, 2023

Clarendon National Insurance Company	United States	6%
Fletcher Reinsurance Company
Yosemite Insurance Company
Cavello Bay Reinsurance Limited	Bermuda	85%
Fitzwilliam Insurance Limited
StarStone Insurance Bermuda Limited
SGL No.1 Limited	United Kingdom	9%
Mercantile Indemnity Company Limited
River Thames Insurance Company Limited
Gordian Runoff Limited	Other	—%
StarStone Insurance SE
		100%

2 For further information on our reportable segments, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations by Segment” and Note 4 to our consolidated financial statements.
Enstar Group Limited | 2023 Form 10-K                 19

ITEM 1 | Business | Human Capital Resources

Human Capital Resources

As of December 31, 2023, we had 805 employees, as compared to 792 employees as of December 31, 2022.
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
In addition, strengthening our succession planning is a key priority for us across all levels. We have made a significant investment in establishing and developing programs for managers, functional heads and group executives designed to enhance leadership and management capabilities across our senior management team. For example, in 2023 we launched a multi-year Management Development Program, which is designed to foster in-house talent and help managers broaden their leadership skills. We also offer programs to group and regional executives and other potential successors throughout the organization.
Diversity, Equity and Inclusion
We understand the importance of diversity in our work force and our diversity, equity and inclusion (“DE&I”) vision is to create a diverse and inclusive workplace, where everyone feels that they belong and where diversity is celebrated. Over the past year we continued to increase our focus on DE&I, which included:
•Launching our first DE&I strategic framework, which covers the following five pillars: People Practices; Inclusive Procurement and Supplier Diversity; Access and Accessibility; Communication Events and Community Engagement; and Data and Insights. This strategic framework guides our objectives and informs the initiatives we have undertaken.
•Establishing three Employee Resource Groups (“ERGs”) for our staff, focusing on themes that link to the demographic of our workforce: Parents and Carers, Mental Health, and Women in the Finance Industry. The ERGs bring together employees from across the business and create a space where individuals feel comfortable to share their ideas and experiences. We also solicit feedback from these groups when developing future DE&I initiatives.
•Conducting an accessibility audit of our office spaces in the U.K. and U.S. to ensure they are accessible to our employees and visitors. Additionally, in partnership with our internal communications team, we enlisted the services of an external specialist to conduct an accessibility audit of our website and provide recommendations for enhancement.
•Hosting our 2023 summer global internship program for the second consecutive year following the success of the inaugural program in 2022, by welcoming a talented and diverse group of individuals across three of our offices in Bermuda, the U.S. and the U.K. to undertake a mix of industry training, departmental expertise and personal development activities.
To measure our progress, we use a variety of human capital measures in managing our business, including workforce demographics and diversity metrics, attrition and retention metrics and hiring metrics. We continue to build and expand on the range of metrics we produce as we continue to work towards the achievement of our DE&I vision.
Enstar Group Limited | 2023 Form 10-K                 20

ITEM 1 | Business | Human Capital Resources

As of December 31, 2023, our gender metrics on a global scale were as follows:
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
Employee Wellbeing
We recognize the importance of our employees as individuals and the role we can play in promoting their wellbeing. Our wellbeing strategy is now well defined across three pillars of core focus:
•Emotional and social: we offer an Employee Assistance Program, which provides a professional and confidential service that covers a broad range of topics, both personal and work-related. We also held a series of employee webinars during the year, covering a wide range of topics related to health and wellbeing such as burnout, menopause and children’s mental health.
•Physical: our benefits coverage includes a range of centrally provided and individually tailored health-related insurance packages, alongside a number of additional benefits and initiatives. For example, we provide access to a wellbeing platform that offers a range of benefits and tools and hosts Enstar’s health initiatives and challenges, such as our Global Step Challenge, which was held for the second consecutive year. We also offer an Enstar Wellness allowance, enabling an annual reimbursement of expenses that support mental or physical wellness, and various other provisions including annual health assessments.
•Financial: during 2023 we delivered a range of initiatives to address the challenging economic marketplace, including the launch of an Employee Financial Assistance Program, which provided interest-free employee loans, and the provision of a supplemental Economic Hardship Payment to those employees most vulnerable to the impact of inflationary pressures.
Our employee engagement, diversity and inclusion results are a clear indication of our efforts and successes in managing and supporting our employees. For the past three years our rating index has been in the upper quartile of the financial services benchmark, resulting in Enstar being awarded the People Insight ‘Outstanding Place to Work 2023’ award for the second consecutive year.
Enstar Group Limited | 2023 Form 10-K                 21

ITEM 1 | Business | Enterprise Risk Management

Enterprise Risk Management

Effective Enterprise Risk Management (“ERM”) and oversight is a top priority for our management and Boards of Directors (both at the parent company and subsidiary levels). We aim to ensure that we have a comprehensive ERM Framework to identify, measure, manage, monitor and report on risks that affect the achievement of our strategic, operational and financial objectives.
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
Enstar Group Limited | 2023 Form 10-K                 22

ITEM 1 | Business | Enterprise Risk Management

change in risk profile, system of governance, regulatory or operating environment, market or macroeconomic conditions, and/or any other material change.
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
Emerging Risks

As part of our ERM Framework, we maintain an Emerging Risk Framework, which sets out the minimum standards by which emerging risks are identified, analyzed, evaluated, treated and reported on. Pursuant to this framework, the Management Risk Committees and our Group Risk Committee continually monitor emerging risks and oversee changes to our ERM Framework to react to these risks, where appropriate. Emerging risks are defined as "risks which may develop or which already exist but are difficult to quantify" and are marked by a high degree of uncertainty. While emerging risks are not fully understood or explicitly considered within the day-to-day operation of our business due to the lack of quantifiable data, we expect that the potential impacts of these risks may crystallize over time and therefore merit additional analysis, monitoring, evaluation and, when appropriate, management. See "Item 1A. Risk Factors" for further detail on these risks.

Enstar Group Limited | 2023 Form 10-K                 23

ITEM 1 | Business | Regulation

Regulation

Overview

The business of (re)insurance is regulated in most countries, although the degree and type of regulation varies from one jurisdiction to another. Our material operations are in Bermuda, the United Kingdom, the United States, Australia and several Continental European countries. We are subject to extensive regulation under the applicable statutes in these countries and any others in which we operate. In addition, the BMA acts as group supervisor of our Group.
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
On an annual basis, the Group is required to file Group statutory financial statements, a Group statutory financial return, a Group capital and solvency return, audited Group financial statements, a GSSA, and a financial condition report with the BMA. The GSSA is designed to document our perspective on the capital resources necessary to achieve our business strategies and remain solvent, and to provide the BMA with insights on our risk management, governance procedures and documentation. In addition, the Group is required to file a quarterly financial return with the BMA.
We are required to maintain available Group statutory capital and surplus in an amount that is at least equal to the group enhanced capital requirement (“ECR”). The BMA has also established a group target capital level equal to 120% of the Group ECR, which is a standardized requirement based on our insurance class.
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
Enstar Group Limited | 2023 Form 10-K                 24

ITEM 1 | Business | Regulation

appointment of an independent auditor, the appointment of an approved loss reserve specialist to opine on the statutory technical provisions of our insurance reserves, the filing of annual statutory and either U.S. GAAP based consolidated or condensed financial statements, the filing of annual statutory financial returns, the filing of quarterly financial returns, compliance with group solvency and supervision rules, and compliance with the Insurance Code of Conduct (relating to corporate governance, risk management and internal controls).
Our regulated Bermuda subsidiaries must also comply with a minimum liquidity ratio and minimum solvency margin. The minimum liquidity ratio requires that the value of relevant assets must not be less than 75% of the amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and LAE or premiums. Each of our regulated Bermuda-domiciled insurers is also subject to an ECR determined pursuant to a risk-based capital measure and are required to file a CISSA, and a financial condition report with the BMA. As of December 31, 2023, each of our Bermuda-based (re)insurance subsidiaries exceeded their respective minimum solvency and liquidity requirements.
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
Our U.K.-based insurance subsidiaries are required to maintain adequate financial resources in accordance with the requirements of the U.K. Regulator. The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company. As of December 31, 2023, each of our U.K.-based insurance subsidiaries maintained capital in excess of the minimum capital resources requirements.
The Solvency II framework sets out requirements on capital adequacy and risk management for insurers. To the extent that Solvency II was already adopted by U.K. legislation, it remains in force post-Brexit. Insurers must comply with a Solvency Capital Requirement ("SCR"), which is calculated using either the Solvency II standard formula or a bespoke internal model. Our non-Lloyd's U.K. companies use the standard formula. The U.K. Regulator has consulted on changes to the application of the Solvency II framework in the U.K. In particular: (i) it has been proposed that amendments will be made to the Solvency II risk margin with effect from year-end 2023; (ii) amendments are expected to be made to the Solvency II matching adjustment by June 30, 2024; and (iii) the remainder of the U.K. Regulator’s proposals are expected to be in place for December 31, 2024.
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
Enstar Group Limited | 2023 Form 10-K                 25

ITEM 1 | Business | Regulation

who is already deemed to have "control" will require prior regulatory approval if the person increases the level of "control" beyond 20%, 30% and 50%.
Lloyd’s Regulation
We participate in the Lloyd’s market through our interests in Syndicate 2008, which is managed by Enstar Managing Agency Limited, a syndicate that has permission to underwrite RITC business and other run-off or discontinued business type transactions with other Lloyd's Syndicates.
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
U.S.

Our U.S. (re)insurance subsidiaries are subject to extensive governmental regulation and supervision by the states in which they are domiciled, licensed and/or eligible to conduct business. We currently have wholly-owned subsidiary U.S. insurers and reinsurers domiciled in Texas, Missouri and Oklahoma and minority owned affiliates in Pennsylvania, Delaware, New Jersey, Illinois and Texas.
Our U.S. insurers are generally required to maintain minimum levels of solvency and liquidity as determined by law, and to comply with risk-based capital requirements and licensing rules. Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of regulatory action. If any of our U.S. insurers were to have risk-based capital levels that are below required levels, they would be subject to increased regulatory scrutiny and control by their domestic and possibly other insurance regulators. As of December 31, 2023, all of our U.S. insurers exceeded their required levels of risk-based capital.
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
Enstar Group Limited | 2023 Form 10-K                 26

ITEM 1 | Business | Regulation

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
APRA also prescribes prudential standards on remuneration, governance and recovery and exit planning. Our Australian regulated insurance entity is compliant with these requirements. The Financial Accountability Regime will come into effect on March 15, 2025. This significant piece of legislation will be jointly administered by APRA and the Australian Securities and Investment Commission. The legislation imposes a strengthened responsibility and accountability framework for entities in the financial services industries and their directors and senior executives. It has been designed to improve the risk and governance cultures of Australia’s financial institutions.
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
Europe

We have subsidiaries in Belgium, as well as StarStone Insurance SE ("SISE"), a Liechtenstein-based company that is regulated by the Financial Markets Authority. Our subsidiaries and branches in European jurisdictions are regulated in their respective home countries. As of January 1, 2023, the U.K. branch of SISE is also regulated by the U.K. Regulator following the expiration of the applicable Brexit transitional provisions. The application of the Solvency II framework across such European jurisdictions generally results in a uniform approach to regulation. Typically, such regulation is for the protection of policyholders and ceding insurance companies rather than shareholders. Regulatory authorities generally have broad supervisory and administrative powers over such matters
Enstar Group Limited | 2023 Form 10-K                 27

ITEM 1 | Business | Regulation

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
In addition, various policies and guidelines, including our Code of Conduct and the governing charters for the Audit, Compensation, Executive, Investment, Nominating and Governance and Risk Committees of our Board of Directors are available free of charge through our Corporate Governance section of our website.
The information contained on our website is not included as a part of, or incorporated by reference into, this filing.
Enstar Group Limited | 2023 Form 10-K                 28

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

Inadequate loss reserves could reduce our net income and capital surplus, which could have a materially adverse impact on our results of operations and financial condition.
We are required to maintain a best estimate of reserves to cover the estimated ultimate liability for losses and LAE for both reported and unreported incurred claims. As of December 31, 2023, gross reserves for losses and LAE reported on our balance sheet were $12.4 billion. The process of establishing these reserves includes a significant level of judgment. As a result, these reserves are only estimates of what we expect the settlement and administration of claims will cost based on facts and circumstances known to us, as well as actuarial methodologies, historical industry loss ratio experience, loss development patterns, estimates of future trends and developments and other variable factors such as inflation. For example, while we monitor and adjust our reserves for the expected impact of inflation, the inherent uncertainties and inherent judgments that surround the estimation process make it so that we cannot be certain that our ultimate losses will not exceed our recorded estimates of losses and LAE.
We cannot be certain that ultimate losses will not exceed our recorded estimates of losses and LAE because of the uncertainties and inherent judgements that surround the estimation process (which are discussed in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Losses and Loss Adjustment Expenses"). As a result, actual losses and LAE paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements due to legal, judicial, social or other factors. If our reserves are insufficient to cover our actual losses and LAE, we would have to augment our reserves and incur a charge to our earnings. Such a charge could be material and would reduce our net income and capital and surplus. Further, our success is dependent upon our ability to accurately assess the reserves associated with our existing businesses and the business that we will acquire in the future.
In our Run-off business, loss reserves include A&E liabilities of $1.9 billion as of December 31, 2023. We also hold defendant liabilities associated with personal injury A&E claims from acquired companies with legacy manufacturing businesses. As of December 31, 2023, defendant A&E liabilities reported on our balance sheet were $567 million. Ultimate values for A&E claims cannot be estimated using traditional reserving techniques, and there are significant uncertainties in estimating losses for these claims. Factors contributing to the uncertainty include long waiting periods, reporting delays and difficulties identifying contamination sources and allocating damage liability. Developed case law and adequate claim history do not always exist for A&E claims, and changes in the legal and tort environment affect the development of such claims.
Enstar Group Limited | 2023 Form 10-K                 29

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
We pursue growth through financially beneficial acquisitions of companies and portfolios of (re)insurance business. Because the execution of our claims management strategies and associated payments are intended to result in the reduction of our loss reserves and LAE over time, we must continually acquire an adequate amount of run-off business that aligns with our strategic objectives to grow liabilities and assets under management. However, the acquisition of suitable run-off business is highly competitive and driven by many factors, including but not limited to, proposed acquisition price, reputation, collateral arrangements, financial resources and remaining in good standing with relevant regulatory bodies. Despite the recent exit of certain of our competitors from the legacy market, the market remains competitive, and as a result there can be no guarantee we will be able to consummate acquisition transactions at acceptable prices and on acceptable terms, or at all, which could hinder our future growth.
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
Enstar Group Limited | 2023 Form 10-K                 30

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
Our core focus is on acquiring and managing reinsurance companies and portfolios of reinsurance business in run-off, and as such climate change presents unique risks to our business stemming from insurance liabilities we acquire and the assets that back those liabilities. As we acquire liabilities, there is a risk that our current practices and processes do not successfully identify and/or price the current and future risks arising from climate change, which could result in actual returns deviating adversely from those assumed when the transaction was priced. In addition, the disruption caused by changes in technology, governments and regulation as part of a societal transition to a lower carbon emitting economy could expose our investment portfolio to a loss of value in the near term and long term. For example, a swift, adverse repricing of carbon-intensive financial assets could expose our investments to losses in the near term and in the long term if the transition to a lower carbon-emitting economy is associated with increased production costs.
From an operational perspective, our offices, key supporting infrastructure and outsourced providers may be impacted by physical risks related to climate change globally, such as the increased frequency and severity of extreme weather events. Additionally, achieving any sustainability goals and commitments that we may set for ourselves, or be required to meet, such as net zero greenhouse gas emissions, will require efforts that could significantly increase our costs of operations.
Risks Relating to Taxation

U.S. tax reform legislation, various international tax transparency and economic substance initiatives, and possible future tax reform legislation and regulations could materially affect us and our shareholders.
The Organization for Economic Co-operation and Development ("OECD") Pillar II initiative proposes a global minimum tax rate of 15% amongst its 142 member nations and other adopting countries. In December 2021, the OECD released the final model rules on Pillar II (the “Model Rules”), which nations can adopt into local legislation to implement Pillar II on a global basis.
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
Enstar Group Limited | 2023 Form 10-K                 31

ITEM 1A. | Risk Factors

•The Model Rules also propose that jurisdictions consider implementing a 15% QDMTT, which could qualify in substitution to the IIR, and could preclude other jurisdictions from utilizing the UTPR for taxing local profits.
The U.K. government is expected to release draft legislation to implement the UTPR by 2025 and has implemented an IIR and a QDMTT effective for 2024. Additionally, we have several subsidiaries in other jurisdictions that have enacted, or intend to enact, Pillar II legislation, including Australia, Belgium, Hong Kong, and the Netherlands. We do not yet know whether the U.K. IIR and the Pillar II taxes in these jurisdictions will have a material impact on Enstar, and ongoing monitoring is required in light of these new regimes. Bermuda is not expected to implement any of these three Pillar II rules.
How Pillar II impacts our operations will depend on how these rules are ultimately transposed into the local legislation of countries we operate in.
Bermuda Corporate Income Tax and future guidance could materially impact us.
We are currently not subject to tax in Bermuda under the Exempted Undertakings Tax Protection Act of 1996. However, in December 2023, the Bermuda government enacted the Corporate Income Tax Act of 2023 (“Bermuda CIT”). The Bermuda CIT imposes a 15% corporate income tax on certain multinational companies earning income in Bermuda starting January 1, 2025. Based on our geographic footprint and substantial operations in Bermuda, it is expected that a meaningful portion of our income will become subject to tax in Bermuda under the Bermuda CIT. This amount of tax is expected to have a material impact on our business operations.
We might incur unexpected U.S., U.K., Australia, or other tax liabilities if companies in our group that are incorporated outside those jurisdictions are determined to be carrying on a trade or business in such jurisdictions.
A number of our subsidiaries are companies formed under the laws of Bermuda or other jurisdictions that either do not impose income taxes or impose an income tax at a rate meaningfully lower than other jurisdictions that we operate in. We expect that these companies will only be subject to corporate income tax liabilities arising from their operations within the jurisdictions where they are organized, but this expectation could prove incorrect. Because the operations of these companies generally involve, or relate to, the insurance or reinsurance of risks that arise in higher tax jurisdictions, such as the United States, the United Kingdom and Australia, it is possible that the taxing authorities in those jurisdictions may assert that the activities of one or more of these companies creates a sufficient nexus in that jurisdiction to subject the company to income tax in such jurisdiction. There are uncertainties in how the relevant rules apply to insurance businesses, and in our eligibility for favorable treatment under applicable tax treaties. Accordingly, it is possible that we could incur additional income tax expense, which could adversely impact our net income.
U.S. persons who own our ordinary shares might become subject to adverse U.S. tax consequences as a result of "related person insurance income," if any, of our non-U.S. insurance company subsidiaries.
For any of our wholly-owned non-U.S. insurance company subsidiaries, if (1) U.S. persons are treated as owning 25% or more of our shares, (2) the related person insurance income ("RPII") of that subsidiary were to equal or exceed 20% of its gross insurance income in any taxable year, and (3) direct or indirect insureds of that subsidiary (and persons related to such insureds) own (or are treated as owning) 20% or more of the voting power or value of our shares, then a U.S. person who owns our shares directly, or indirectly through non-U.S. entities, on the last day of the taxable year would be required to include in income for U.S. federal income tax purposes that person's pro rata share of the RPII of such a non-U.S. insurance company for the entire taxable year, whether or not any such amounts are actually distributed. Proposed regulations put forth by the United States Department of Treasury and Internal Revenue Service in January 2022 may change some of the ownership thresholds needed to qualify into RPII. Accordingly, it is possible that a direct or indirect United States shareholder could be required to include amounts in its income in respect to RPII in any taxable year if the proposed regulations are finalized in their current form. We believe that these proposed changes would not affect the gross income threshold described above. Comments submitted to these proposed regulations requested changes to the proposed regulations to ask that structures such as Enstar's not be subject to these rules. If these regulations are finalized as proposed, they would be effective for tax years ending on or after January 25, 2022. As of December 31, 2023 the proposed regulations had not been finalized, and whether they will be finalized as proposed remains unclear.

Enstar Group Limited | 2023 Form 10-K                 32

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
Our reinsurance subsidiaries are often required to post collateral in the form of letters of credit, trust funds or other assets to provide security for their reinsurance obligations and to provide ceding companies with statutory credit for such reinsurance. Additionally, if the market value of assets collateralizing the obligations of our reinsurance
Enstar Group Limited | 2023 Form 10-K                 33

ITEM 1A. | Risk Factors

subsidiaries falls below certain levels specified in the applicable reinsurance contracts, we may have to "top-up" the trusts accounts with additional assets to maintain the required collateral, which could adversely impact our liquidity and capital. If our reinsurance subsidiaries are unable to post the required collateral or the cost of providing such collateral materially increases, their operations could be significantly and negatively affected, which in turn could limit our ability to complete new reinsurance transactions on favorable terms or at all, which could negatively impact our business, financial condition and results of operations. Depending on multiple factors, our reinsurance subsidiaries may not be able to secure letters of credit to satisfy requirements to post collateral in support of their reinsurance obligations. If our reinsurance subsidiaries cannot post collateral in the form of letters of credit, then our reinsurance subsidiaries will have to post substitute collateral in the form of trust funds or other assets, limiting our ability to invest (and consequently reducing investment income from) such assets and constraining our liquidity, which could negatively impact our business, financial condition and results of operations. In addition, if the beneficiary of any letter of credit draws funds against the letter of credit, we would be obligated to immediately reimburse the bank that issued the letter of credit the amount of such drawn funds, which could increase our indebtedness and negatively affect our liquidity and financial condition.
Reinsurers may not satisfy their obligations to our reinsurance subsidiaries, which could result in significant losses or liquidity issues for us.
Our reinsurance subsidiaries are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve our subsidiaries of their liability to the underlying insured. Reinsurance companies may be negatively impacted or downgraded during difficult financial and economic conditions. In addition, reinsurers may be unwilling to pay our subsidiaries even though they are able to do so, or disputes may arise regarding payment obligations. The failure of one or more of our subsidiaries’ reinsurers to honor their obligations in a timely fashion may affect our cash flows and liquidity, reduce our net income or cause us to incur a significant loss. Disputes with our reinsurers may also result in unforeseen expenses relating to litigation or arbitration proceedings. A reinsurer’s inability or unwillingness to honor its obligations may negate the intended risk-reducing impact of our reinsurance.
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
Enstar Group Limited | 2023 Form 10-K                 34

ITEM 1A. | Risk Factors

We derive a significant portion of our income from our invested assets, which consist primarily of investments in fixed income securities. The value of our investments in fixed income securities will generally increase or decrease with changes in interest rates and credit spreads. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would, all else being equal (i.e., no movement in credit spreads), result in net unrealized losses on fixed income securities, which would decline over time as each security approaches maturity, provided we do not sell such securities. Conversely, a decline in interest rates, all else being equal (i.e., assuming no default or impairment), would result in net unrealized gains on fixed income securities, which would decline over time as each security approaches maturity, provided we do not sell such securities. Additionally, new investments of cash or the reinvestment of proceeds from sales of securities would be invested at the prevailing interest rates for each security, thereby increasing or decreasing net investment income on those proceeds. The fair market value of fixed income securities can also decrease as a result of a deterioration of the credit quality of those securities.
Any perceived decrease in credit quality may cause credit spreads to widen, all else being equal, and this would result in an increase in net unrealized losses, which would decline over time as each security approaches maturity, assuming it does not default. A deterioration of credit quality on our fixed income securities may result in a preference to liquidate these securities in the financial markets. If we liquidate these securities during a period of deteriorating credit conditions, we may realize a significant loss. Additionally, declining market conditions or specific issuer risks may cause issuers of the fixed income securities in which we invest to default on their obligations. We may also incur losses resulting from revaluations of fixed income securities and other investments. As a result, net investment income and net realized and unrealized gains or losses from our fixed income securities and other investments could vary materially from expectations depending on general market conditions.
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
Additionally, increased volatility in the financial markets and overall economic uncertainty would increase the risk that the actual amounts realized in the future on our fixed income securities and equity securities could differ significantly from their current fair value.
For more information on our investment portfolios, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investable Assets."
Our investments in alternative investments, strategic investments in joint ventures and/or entities accounted for using the equity method may be illiquid and volatile in terms of value and returns.
In addition to fixed income securities, we have invested, and may continue to invest, in alternative investments such as hedge funds, fixed income funds, public equity funds, private equity funds and co-investments, CLO equities, CLO equity funds, real estate funds, infrastructure funds, private credit funds and other alternative investments. In addition, we have invested, and we may continue to make significant investments, in joint ventures and/or entities accounted for using the equity method that we do not control, which may limit our ability to take actions that could protect or increase the value of our investment. These and other similar investments may be illiquid due to restrictions on sales, transfers and redemption terms, may have different, more significant risk characteristics than our investments in fixed income securities and may also have significantly more volatile values and returns, all of which could negatively affect the market value of our investments, our investment income, and our overall portfolio liquidity. Alternative or "other" investments may not meet regulatory admissibility requirements or may result in increased regulatory capital charges to our insurance subsidiaries that hold these investments, which could limit those subsidiaries’ ability to pay dividends and make capital distributions to us and, consequently, negatively impact
Enstar Group Limited | 2023 Form 10-K                 35

ITEM 1A. | Risk Factors

our liquidity and our ability to fund future transactions. For more information on our alternative investments, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investable Assets."
The valuation of our investments may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our financial condition or results of operations.
Fixed maturity and alternative investments, such as hedge funds, fixed income funds, public equity funds, private equity funds and co-investments, CLO equities, CLO equity funds, real estate funds, infrastructure funds, private credit funds, and other alternative investments represent the majority of our total cash and invested assets. These investments are reported at fair value on our consolidated balance sheet. Fair value prices for all trading and AFS securities in the fixed maturities portfolio are independently provided by our investment accounting service providers, investment managers, fund administrators, and investment custodians, each of which utilize internationally recognized independent pricing services. We record the unadjusted price provided by our investment accounting service providers, managers or custodians. Fair value for our alternative investments is estimated based primarily on the most recently reported net asset values reported by the fund manager. Additionally, for some strategic investments for which we have elected the fair value option, our valuations of these investments are based on internal valuation models and methodologies that are subject to estimates and judgements that can vary from quarter to quarter.
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
We strive to structure the duration of our investments in a manner that recognizes our liquidity needs to satisfy future liabilities. Because of the unpredictable nature of losses and associated collateral provisions that may arise under the reinsurance policies issued by certain of our subsidiaries and as a result of our opportunistic commutation strategy, our liquidity needs can be substantial and may arise at any time. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If we are unsuccessful in managing our investment portfolio within the context of this strategy, we may be forced to liquidate our investments at times and at prices that are not optimal, and we may have difficulty liquidating some of our alternative investments due to restrictions on sales, transfers and redemption terms. This could have a material adverse effect on the performance of our investment portfolio. Alternatively, if the asset duration is shorter than our liability duration profile, we may experience a lower investment income yield, which could negatively impact our results of operations.
We have many individual portfolios of cash and investments from our acquired companies and portfolios. The nature of our run-off business requires us to position investment portfolios to support liquidity needs of ongoing claim settlements and capital distributions, reducing investment flexibility in our collateral trust accounts.

Risks Relating to Laws and Regulations

Insurance laws and regulations can restrict our ability to operate, and any failure to comply with these laws and regulations, or any investigations, inquiries or demands by government authorities, may have a material adverse effect on our business.
Enstar Group Limited | 2023 Form 10-K                 36

ITEM 1A. | Risk Factors

We are subject to the insurance laws and regulations in a number of jurisdictions worldwide. Existing laws and regulations, among other things, limit the amount of dividends and capital that can be paid to us by our reinsurance subsidiaries, prescribe solvency and capital adequacy standards, impose restrictions on the amount and type of investments that can be held to meet solvency and capital adequacy requirements, require the maintenance of reserve liabilities, and require pre-approval of acquisitions, reinsurance transactions and certain affiliate transactions. Failure to comply with these laws and regulations or to maintain appropriate authorizations, licenses, and/or exemptions under applicable laws and regulations may cause governmental authorities to preclude or suspend our insurance or reinsurance subsidiaries from carrying on some or all of their activities, place one or more of them into rehabilitation or liquidation proceedings, impose monetary penalties or other sanctions on them or our affiliates, or commence insurance company delinquency proceedings against our insurance or reinsurance subsidiaries. The application of these laws and regulations by various governmental authorities may affect our liquidity and restrict our ability to expand our business operations through acquisitions or to pay dividends on our ordinary or preferred shares. Furthermore, compliance with legal and regulatory requirements is likely to result in significant expenses and investment of management time, which could have a negative impact on our profitability. To further understand these regulatory requirements, see "Item 1. Business - Regulation."
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
Solvency II, the E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers, requires significant resources to ensure compliance by our European Economic Area (“EEA”) companies. Additionally, if our non-EEA subsidiaries engage in insurance or reinsurance business in the EEA, additional capital requirements may be imposed for such companies to continue to insure or reinsure EEA-domiciled risk or cedants if their regulatory regime is not deemed to have Solvency II equivalence. Bermuda has gained Solvency II equivalence, and our Bermuda reinsurers are subject to requirements in line with a Solvency II framework. Continued compliance with Solvency II and similar laws and regulations as we seek acquisitions of companies and portfolios of (re)insurance business will result in additional costs for us.
Our U.K. and Bermuda-based insurance and reinsurance subsidiaries consist of wholly-owned run-off companies that are authorized and regulated by the U.K. Regulator and the BMA, respectively, and may not underwrite new business without their approval. In addition, our Lloyd’s operations are subject to authorization and regulation by the U.K. Regulator and compliance with the Lloyd’s Act(s) and Bylaws and regulations, as well as the applicable provisions of the FSMA. The Council of Lloyd’s has wide discretionary powers to regulate its members, and its exercise of these powers might affect the return on an investment of the corporate member in a given underwriting year. Business plans, including maximum underwriting capacity, for Lloyd’s syndicates require annual approval by the Lloyd’s Franchise Board. Continued compliance with the rules of the PRA, Lloyd’s and similar regulators will result in additional costs for us.
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
Enstar Group Limited | 2023 Form 10-K                 37

ITEM 1A. | Risk Factors

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
We have participated in transactions, investments and investment management arrangements in which one or more of our directors, large shareholders or their affiliates has an interest, and we may continue to do so in the future. Refer to Note 24 to our consolidated financial statements for further disclosure on these arrangements. In addition, some of our directors, large shareholders or their affiliates from time to time have ownership interests or other involvement with entities that compete against us or otherwise have interests that could, at times, be considered potentially adverse to us, either in the pursuit of acquisition targets, investments or in our business operations. The interests of our directors, large shareholders or their affiliates in related party transactions or competitive businesses may create the potential for, or result in, conflicts of interests.
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
Computer viruses, cyber-attacks, phishing scams and other external hazards, as well as any internal process or employee failures, could expose our information technology systems to security breaches that may cause critical data to be corrupted or confidential or proprietary information to be exposed, cause system disruptions or shut-downs, or expose us to financial fraud. In addition to our own information, we receive and may be responsible for protecting confidential or personal information of ceding companies, policyholders, employees, and other third parties, which could also be compromised in the event of a security breach. For example, in May 2023, we discovered that we were among the companies impacted by the CL0P (a third party criminal group) cyber-attack on Progress Software’s MOVEit Transfer product, a file-transfer application we have used to manage data transfers. Although the MOVEit Transfer software is not part of our core processing system, and it operates within a server that is segmented from our other information technology systems, the cyber-attack resulted in a number of regulatory data breach notifications and cedant communications. In January 2024, a purported class action arising out of this incident was filed against one of our wholly-owned subsidiaries. While we do not believe the MOVEit incident, the related class action, or any additional resultant actions will have a material adverse effect on our business, this or similar incidents, or any other such breach of our or our third parties’ data security infrastructure, could have a material adverse effect on our business, results of operations and financial condition.
Enstar Group Limited | 2023 Form 10-K                 38

ITEM 1A. | Risk Factors

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
Although we utilize numerous controls, protections and risk management strategies to attempt to mitigate these risks, the sophistication and volume of these security threats continues to increase. In addition, the escalation of geopolitical tensions, such as those caused by various regional conflicts and crises across the globe, could result in heightened cybersecurity threats. We may not have the technical expertise or resources to successfully prevent every data breach or cyber-security incident. The potential consequences of a data breach or cyber-security incident could include claims against us, significant reputational damage to our company, damage to our business as a result of disclosure of proprietary information, and regulatory action against us, which may include fines and penalties. Such an incident could cause us to lose business and commit resources, management time and money to remediate these breaches and notify aggrieved parties, any of which in turn could have an adverse impact on our business. We may also experience increasing costs associated with implementing and maintaining adequate safeguards against these types of incidents and attacks.
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
Enstar Group Limited | 2023 Form 10-K                 39

ITEM 1A. | Risk Factors

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
The interests of certain significant shareholders, including those that may be affiliated with members of our Board of Directors (our “Board”), may not be fully aligned with those of other shareholders, which could lead to a strategy that is not in such other shareholders’ best interests. As of December 31, 2023, funds managed by Stone Point Capital LLC and its affiliates, Beck Mack & Oliver, and three of our directors (collectively), two of whom currently serve as executive officers, directly beneficially owned 9.5%, 4.4% and 6.3%, respectively, of our outstanding voting ordinary shares. Although they do not act as a group, these shareholders may exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Enstar, which may reduce the market price of our ordinary shares.
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
We are organized under the laws of Bermuda, and as a result our shareholders may have more difficulty protecting their interests than shareholders of a U.S corporation. For example:
•class actions and derivative actions are generally not available to shareholders under Bermuda law;
Enstar Group Limited | 2023 Form 10-K                 40

ITEM 1A. | Risk Factors

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
Enstar Group Limited | 2023 Form 10-K                 41

ITEM 1A. | Risk Factors

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
Enstar Group Limited | 2023 Form 10-K                 42

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.
Enstar Group Limited | 2023 Form 10-K                 43

ITEM 1C. CYBERSECURITY RISK DISCLOSURES

We are increasingly dependent on sophisticated software applications and computing infrastructure to conduct key operations. We depend on both our own systems, networks and technology as well as the systems, networks and technology of our contractors, consultants, vendors and other business partners.
Cybersecurity Program
Given the importance of cybersecurity to our business, we maintain a comprehensive information security program for assessing, identifying and managing material risks from threats to our information security. Our information security program is based on industry standards and best practices, following the National Institute of Standards and Technology (NIST) Cybersecurity Framework. As part of our information security program, we also require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices. We also train employees on how to identify potential cybersecurity risks and protect our information and resources. This training is mandatory for all employees globally upon hire and on an annual basis.
We use the Three Lines Model in order to ensure our information security program’s effectiveness and readiness. Our first line is our IT Security Operations, which implements and executes upon a robust control framework, while our Information Security Assurance function maintains an information security assurance program that includes external penetration management. Our second line is our Risk and Compliance functions. Our Risk function performs table top exercises, “red team” testing and stress testing, while our Compliance function ensures regulatory requirements are identified proactively and monitors compliance with our internal policies and procedures. Our third line consists of our Internal Audit function, which provides objective assurance and testing over internal policies and procedures related to our information security program.
Governance
Management Oversight
Our management plays an active role in assessing and managing the risks posed to us by cybersecurity threats. Our strategy for managing cybersecurity risk is embedded within the IT function, which reports to our Chief of Business Operations (CBO) and our Information Security function, which reports to our CRO. The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by our Global Chief Information Officer (CIO) and our Global Head of Information Security (GHIS). Our CIO has over 24 years of experience in the area of information technology. He previously served in related roles, including IT strategy and delivery roles at Arthur Andersen Consulting and Deloitte Consulting, and has served in his current role since joining us in 2017. Our GHIS has over 18 years of information security experience. His experience includes driving our information security strategy, awareness and training, third party cyber risk management, compliance, and providing assurance of the security activities conducted by the IT Security Operations team. He has served in his current role since joining us in 2006. Our CIO and GHIS are responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and are regularly engaged to help ensure the cybersecurity program functions effectively in the face of evolving cybersecurity threats.
Board Oversight
The Board of Directors actively oversees the Company’s management of cybersecurity risk. Primary responsibility for the Board’s role in oversight of the Company’s management of cybersecurity risk is delegated to the Risk Committee of the Board. The Risk Committee is responsible for reviewing, discussing with management, and overseeing the Company’s data privacy, information technology and security and cybersecurity risk exposures.
Our CIO and GHIS provide regular updates on cybersecurity risk and our information security program to the Risk Committee. These reports typically occur on a quarterly basis and include updates on current cyber risks, cybersecurity strategies and initiatives, event preparedness, the status of projects to strengthen our information security program, and the emerging cybersecurity threat landscape.
Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
In the event of a breach, we have a comprehensive plan in place for assessing and addressing any potential threats to our information security. We maintain a Cyber and Data Incident Response Plan and Framework, which identifies and describes the roles and responsibilities of the Cyber Incident and Response Team and the Cyber Incident
Enstar Group Limited | 2023 Form 10-K                 44

Oversight Committee. The Cyber Incident Response Team is responsible for receiving information relating to possible incidents, investigating and analyzing them, and taking action to avoid and mitigate the damage caused by such incidents. The Crisis Oversight Committee, chaired by our CBO, is responsible for support and oversight of the Cyber and Data Incident Response Plan and Framework and oversight of the Cyber Incident Response Team’s execution of the plan in the event of a cyber incident.
We also maintain a Cyber and Data Incident Reporting Portal, which allows employees to notify our cybersecurity and data protection teams if they believe they have been the victim of a cyber incident or data breach, or have become aware that a third party service provider has suffered a cyber incident or data breach.
Cybersecurity Risks
Our cybersecurity risk management processes are integrated into our overall Enterprise Risk Management (“ERM”) Framework. As part of our ERM Framework, we maintain the traditional Three Lines Model (Management, Risk & Compliance and Internal Audit) to delineate accountabilities and establish a ‘check and balance’ management of risks. For additional information on our ERM Framework, refer to “Item 1. Business - Enterprise Risk Management.”
Although our information security program is designed to attempt to prevent, detect and respond to a cybersecurity incident, there can be no assurance that such an incident will not occur. A cybersecurity incident could cause the failure of our information security systems or those of our third-party service providers, which could materially impact our ability to perform certain critical functions, affect the confidentiality, availability or integrity of our proprietary information and expose us to litigation and increase our administrative expenses.
As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the business strategy, results of operations or financial condition of the Company or are reasonably likely to have such a material effect. However, evolving cybersecurity threats make it increasingly challenging to anticipate, detect, and defend against cybersecurity threats and incidents.
For additional information on the risks we face from cybersecurity threats, refer to “Item 1A. Risk Factors - Risks Relating to Our Operation.”
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
ITEM 3. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 26 in the notes to our consolidated financial statements, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
Enstar Group Limited | 2023 Form 10-K                 45

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Number of Holders

Our ordinary voting shares are listed on the NASDAQ Global Select Market under the symbol "ESGR." On February 21, 2024, there were 1,143 shareholders of record of our voting ordinary shares. This is not the number of beneficial owners of our voting ordinary shares as some shares are held in “street name” by brokers and others on behalf of individual owners.
Dividend Information

Historically, we have not declared a dividend on our ordinary shares. Our strategy is to retain earnings and invest distributions from our operating subsidiaries into our business or to repurchase our shares. However, we may re-evaluate this strategy from time to time based on overall market conditions and other factors. Any payment of dividends must be approved by our Board. Furthermore, our ability to pay dividends is subject to certain restrictions.3,4
Issuer Purchases of Equity Securities

The following table provides information about ordinary shares acquired by the Company during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Dollar Value) of Shares that May Yet be Purchased Under the Program(1)
(in millions of U.S. dollars)
Beginning dollar amount available to be repurchased				$—
October 1, 2023 - October 31, 2023	—	$—	—	—
November 1, 2023 - November 30, 2023	841,735	$227.18	—	—
December 1, 2023 - December 31, 2023	—	$—	—	—
	841,735		—	$—
(1) As of and for the three months ended December 31, 2023, we had no active share repurchase programs. In November 2023, through two separate purchase agreement transactions, we repurchased 791,735 of our voting ordinary shares held by Canada Pension Plan Investment Board (“CPP Investments”) and its affiliate, and 50,000 of our voting ordinary shares held by the Trident V funds managed by Stone Point Capital LLC, for $191 million in aggregate. The transactions were executed at a price per share of $227.18, representing a 5% discount to the trailing 10-day volume weighted average price of our voting ordinary shares at the agreed November 2023 measurement date.
3 Described in Note 25 to our consolidated financial statements, which is incorporated herein by reference.
4 For information on dividends on our preferred shares refer to Note 20 to our consolidated financial statements.
Enstar Group Limited | 2023 Form 10-K                 46

Item 5 | Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The following performance graph compares the cumulative total return on our ordinary shares with the cumulative total return on the S&P 500 Index and the S&P Property & Casualty Insurance Index for the period that commenced December 31, 2018 and ended on December 31, 2023.
The performance graph shows the value as of December 31 of each calendar year of $100 invested on December 31, 2018 in our ordinary shares, and the indices listed above, assuming the reinvestment of dividends. Returns have been weighted to reflect relative market capitalization. This information is not necessarily indicative of future returns.

**Comparison of 5 Year Cumulative Total Return**

$250
$225
$200
$175
$150
$125
$100
$75
2018
2019
2020
2021
2022
2023
Enstar (1)
S&P 500 Index (1)
S&P Property & Casualty Index (1)

	Indexed Returns (2) for Years Ended December 31,
	2018	2019	2020	2021	2022	2023
Enstar (1)	100.00	123.45	122.27	147.75	137.88	175.66
S&P 500 Index (1)	100.00	131.49	155.68	200.37	164.08	207.21
S&P Property & Casualty Index (1)	100.00	125.87	134.63	160.59	190.89	211.53
(1) Source: S&P Global Market Intelligence
(2) $100 invested on December 31, 2018 in stock or index, including reinvestment of dividends.

ITEM 6. RESERVED

Enstar Group Limited | 2023 Form 10-K                 47

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

Enstar Group Limited | 2023 Form 10-K                 48

Item 7 | Management Discussion and Analysis | Operational Highlights

Operational Highlights

Our consolidated results for the year ended December 31, 2023 reflect our continued progress on providing capital release solutions to our clients by acquiring and managing their run-off portfolios.
Transactions

•In April 2023, certain of our wholly-owned subsidiaries completed an LPT agreement with certain subsidiaries of QBE Insurance Group Limited (“QBE”), relating to a diversified portfolio of business underwritten between 2010 and 2020. Upon closing, a portion of the portfolio currently underwritten via QBE’s Lloyd’s Syndicates 386 and 2999 was reinsured to Enstar’s Syndicate 2008.
As a result of this LPT transaction, we assumed net loss reserves of $2.0 billion in exchange for consideration of $1.9 billion5, and recorded a $179 million deferred charge asset (“DCA”).
•In June 2023, one of our wholly-owned subsidiaries completed an agreement with RACQ Insurance Limited (“RACQ”) to reinsure 80% of RACQ’s motor vehicle Compulsory Third Party (“CTP”) insurance liabilities, covering accident years 2021 and prior.
At closing, we assumed net loss reserves of $179 million in exchange for consideration of $179 million5.
•During the second quarter of 2023, we assumed active claims management control on a 2022 LPT transaction with Argo Group International Holdings, Ltd. (“Argo”) pursuant to terms of the agreement.
•In September 2023, one of our wholly-owned subsidiaries entered into an agreement with American International Group, Inc. (“AIG”). Pursuant to the agreement, we will provide protection to AIG on its retained exposure to adverse development on Validus Re carried loss reserves (“subject reserves”), up to a limit of $400 million, in exchange for premium consideration of $100 million. The agreement became effective as of November 1, 2023, corresponding to the closing of AIG’s sale of Validus Re to RenaissanceRe.
Completed the Unwind of Enhanzed Re’s Reinsurance Transactions

•In November 2022, our subsidiary Enhanzed Reinsurance Ltd. (“Enhanzed Re”) completed a novation of the reinsurance of a closed block of life annuity policies to Monument Re Limited, a subsidiary of Monument Insurance Group Limited (“Monument Re”).
◦Given our one quarter lag in reporting Enhanzed Re’s results, we recognized a $275 million net gain on novation within other income in the first quarter of 2023, which was comprised of6:
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
◦Our net income attributable to Enstar was further reduced by $81 million, representing the amount attributable to Allianz SE’s (“Allianz”) 24.9% noncontrolling interest in Enhanzed Re at the time of the transaction. In total, first quarter 2023 net income attributable to Enstar from this novation transaction was $194 million.
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
5 Refer to Note 3 to our consolidated financial statements for further details, including the composition of consideration received.
6 Refer to “Assumed Life” section for further details.
Enstar Group Limited | 2023 Form 10-K                 49

Item 7 | Management Discussion and Analysis | Operational Highlights

Capital and Other Activity

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
•In June 2023, we received an upgrade from Standard & Poor’s (“S&P”) on our long-term issuer credit rating to BBB+, with a stable outlook.7
•In July 2023, we entered into an $800 million amended and restated letter of credit facility agreement, which replaced our existing $800 million letter of credit facility agreement under which the commitment period was due to expire in August 2023.
•In November 2023, we repurchased 791,735 of our voting ordinary shares held by CPP Investments and its affiliate, and 50,000 of our voting ordinary shares held by the Trident V funds managed by Stone Point Capital LLC (“the Trident V Funds”), for $191 million in aggregate. The transactions were executed at a price per share of $227.18, representing a 5% discount to the trailing 10-day volume weighted average price of our voting ordinary shares at the agreed November 2023 measurement date.
•In December 2023, we entered into a Purchase Agreement with the Trident V Funds and Dowling Capital Partners (together, the “RNCI Holders”) to purchase their remaining equity interest in StarStone Specialty Holdings Limited (“SSHL”). We paid total consideration of $182 million in exchange for acquiring the remaining 41.0% interest in SSHL, comprised of a cash payment of $119 million, our 13.5% interest in Northshore (fair value of $48 million) and the settlement of an existing loan receivable of $15 million. Following the completion of the transaction, SSHL became a wholly-owned subsidiary and we no longer have a direct or indirect ownership interest in Atrium.

7 Refer to “Liquidity and Capital Resources - Debt Obligations” for further details.
Enstar Group Limited | 2023 Form 10-K                 50

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations - For the Years Ended December 31, 2023, 2022 and 2021

Primary GAAP Financial Measures
We use the following GAAP measures to manage the company and monitor our performance:
•Net income and net income attributable to Enstar ordinary shareholders, which collectively provide a measure of our performance focusing on underwriting, investment and expense results;
•Comprehensive income attributable to Enstar, which provides a measure of the total return, including unrealized gains and losses on fixed maturities, AFS investments, as well as other elements of other comprehensive income;
•Book value per share (“BVPS”), which we use to measure the value of our company over time;
•Return on equity (“ROE”), which measures our profitability by dividing our net income attributable to Enstar ordinary shareholders by Enstar ordinary shareholders’ equity;
•Total investment return (“TIR”), which measures the rate of return we obtain, both realized and unrealized, on our investments; and
•Run-off liability earnings (“RLE”) and RLE %, which measure both the dollar amount of prior period development on our acquired portfolios (RLE) and the percentage of prior period development relative to average net loss reserves, calculated by dividing our prior period development by our average net loss reserves (RLE %).
Enstar Group Limited | 2023 Form 10-K                 51

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

The following table sets forth certain consolidated financial information for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	$ / pp Change		2021	$ / pp Change
	(in millions of U.S. dollars)
Technical Results
Net premiums earned	$43	$66	$(23)		$245	$(179)
Net incurred losses and LAE
Current period	30	48	(18)		172	(124)
Prior Period	(131)	(756)	625		(403)	(353)
Total net incurred losses and LAE	(101)	(708)	607		(231)	(477)
Policyholder benefit expenses	—	25	(25)		(3)	28
Acquisition costs	10	23	(13)		57	(34)

Investment Results
Net investment income	647	455	192		312	143
Net realized (losses)	(65)	(111)	46		(61)	(50)
Net unrealized gains (losses)	528	(1,503)	2,031		178	(1,681)
Income (losses) from equity method investments	13	(74)	87		93	(167)

Other income	276	35	241		42	(7)
Amortization of net deferred charge assets	106	80	26		55	25
General and administrative expenses	369	331	38		367	(36)
Income tax benefit (expense)	250	12	238		(27)	39

NET INCOME (LOSS)	$1,218	$(945)	$2,163		$553	$(1,498)
Less: Net (income) loss attributable to noncontrolling interests	(100)	75	(175)		(15)	90
NET INCOME (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$1,082	$(906)	$1,988		$502	$(1,408)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR	$1,084	$(1,156)	$2,240		$440	$(1,596)

GAAP measures:
BVPS	$343.45	$262.24	$81.21		$329.20	$(66.96)
ROE	24.2%	(15.6)%	39.8	pp	7.9%	(23.5)	pp
RLE	1.1%	6.3%	(5.2)	pp	3.9%	2.4	pp
TIR %	7.2%	(9.0)%	16.2	pp	2.0%	(11.0)	pp

Non-GAAP measures:
FDBVPS*	$336.72	$258.92	$77.80		$323.43	$(64.51)
Adjusted ROE*	18.8%	(1.1)%	19.9	pp	10.1%	(11.2)	pp
Adjusted RLE % *	1.8%	3.9%	(2.1)	pp	3.6%	0.3	pp
Adjusted TIR %*	5.3%	(0.2)%	5.5	pp	3.6%	(3.8)	pp
pp - Percentage point(s)
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | 2023 Form 10-K                 52

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

Overall Results
Year Ended December 31, 2023 versus 2022:
Net income attributable to Enstar ordinary shareholders was $1.1 billion for the year ended December 31, 2023, which compares to a net loss of $906 million from 2022, as a result of:
•Favorable total investment returns recognized in net income of $1.1 billion for the year ended December 31, 2023, consisting of the aggregate of net investment income, net realized (losses) gains, net unrealized gains (losses) and income (losses) from equity method investments, in comparison to negative total investment returns included in net income of $1.2 billion for the year ended December 31, 2022. The variance in total investment returns recognized in net income was driven by:
◦Net unrealized gains on our other investments, including equities of $397 million, in comparison to net unrealized losses in 2022 of $433 million, as a result of strong global equity market performance, particularly in the first and fourth quarters of 2023, and tightening high yield credit spreads, in comparison to the challenging market environment for the year ended December 31, 2022;
◦Net realized and unrealized gains on our fixed maturities of $66 million in 2023, compared to net realized and unrealized losses of $1.2 billion in 2022, primarily due to a decrease in interest rates across U.S., U.K. and European markets in 2023 as compared to significant increases in interest rates in 2022;
◦An increase in net investment income of $192 million in 2023 when compared to 2022, consistent with the increasing investment income we have earned on a sequential quarterly basis, primarily due to the reinvestment of fixed maturities at higher yields, deployment of consideration received from LPT and insurance transactions closed over the past 12 months and the impact of rising interest rates on our fixed maturities securities that are subject to floating interest rates; and
◦Income from equity method investments of $13 million, driven by income from our investments in Core Specialty and Citco, partially offset by losses from our investment in Monument Re, compared to losses of $74 million in 2022, primarily driven by losses from our investment in Monument Re.
•An increase in other income of $241 million in 2023 when compared to 2022, largely driven by the first quarter 2023 net gain recognized from the novation of the Enhanzed Re reinsurance of a closed block of life annuity policies; and
•A favorable change in income tax benefit of $238 million, primarily driven by the establishment of a $205 million net deferred tax asset related to the enactment of the Bermuda Corporate Income Tax in December 2023. We also recorded a $25 million partial release of our deferred tax asset valuation allowance as a result of increases in projected taxable income in the U.S. and a reduction in deferred tax assets associated with decreases in unrealized losses on investment securities reported in AOCI in the U.S. and U.K. jurisdictions. This was partially offset by an increase in the valuation allowance in our U.K. and EU jurisdictions primarily due to losses, whereby no corresponding tax benefits were recognized for the period.
This was partially offset by:
•A decrease in favorable prior period development of net incurred losses and LAE of $625 million from 2022:
◦Net favorable prior period development of $131 million in 2023 was primarily driven by a reduction in our estimates of net ultimate losses and provisions for ULAE of $226 million, partially offset by a $78 million increase in the fair value of our 2017 and 2018 LPT liabilities where we elected the fair value option.
◦In comparison, net favorable prior year development of $756 million, in 2022 was primarily due to a reduction in our estimates of net ultimate losses and ULAE of $538 million and a $200 million decrease in the fair value of our 2017 and 2018 LPT liabilities where we elected the fair value option.
◦This resulted in RLE of 1.1% in 2023 in comparison to RLE of 6.3% in 2022; and
•Net income attributable to noncontrolling interests of $100 million, in comparison to a net loss of $75 million in 2022. The 2023 net income attributable to noncontrolling interests included $81 million representing a portion of the gain on novation of the Enhanzed Re reinsurance of a closed block of life annuity policies attributable to Allianz’s previous 24.9% equity interest in Enhanzed Re.
The above factors contributed to net income of $1.2 billion for the year ended December 31, 2023 as compared to a net loss of $945 million for the year ended December 31, 2022.
Enstar Group Limited | 2023 Form 10-K                 53

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

Comprehensive income attributable to Enstar was $1.1 billion for the year ended December 31, 2023, as compared to comprehensive loss of $1.2 billion for the year ended December 31, 2022. Comprehensive income for the year ended December 31, 2023 was primarily driven by net income of $1.2 billion and net unrealized gains on our fixed maturities, AFS, net of reclassification adjustments of $218 million, partially offset by the reclassification adjustment of $363 million associated with the novation of the Enhanzed Re reinsurance described above. The unrealized gains on our fixed maturities, AFS, combined with our favorable investment return, described above, contributed to a net TIR of 7.2% in 2023, in comparison to a TIR of (9.0)% in 2022.
BVPS and FDBVPS* increased by 31.0% and 30.0%, respectively, from December 31, 2022 to December 31, 2023, primarily due to comprehensive income attributable to Enstar for the year ended December 31, 2023, which contributed 24.3% to both BVPS and FDBVPS*, combined with the repurchase of all our non-voting convertible ordinary shares and 841,735 of our voting ordinary shares.
The significant increase in interest rates in 2022 contributed to cumulative net unrealized losses of $725 million on our fixed maturities, trading and AFS, and funds held - directly managed as of December 31, 2023. This has adversely impacted BVPS by $49.55 per share and FDBVPS* by $48.58 per share as of December 31, 2023. This compares to $1.8 billion of net unrealized losses on our fixed maturities, trading and AFS, and funds held - directly managed as of December 31, 2022.
BVPS and FDBVPS* as of December 31, 2022 reported in this Annual Report on Form 10-K reflect the impact of our adoption of ASU 2018-12, which had the effect of retrospectively increasing such measures by $16.04 and $15.83, respectively, from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2022. The higher opening BVPS and FDBVPS* for the year negatively impacted our growth in BVPS and FDBVPS* for the year ended December 31, 2023, which would have otherwise been 39.5% and 38.5%, respectively. Our future policyholder benefit liabilities, which were adjusted for the retrospective application of ASU 2018-12, were settled in the fourth quarter of 2022 following the completion of the novation as described above, but the transaction was recognized in the first quarter of 2023 as we report the results of Enhanzed Re on a one quarter lag. Consequently, the adoption of ASU 2018-12 had no impact on our BVPS or FDBVPS* as of December 31, 2023.
Similarly, the price paid for our first quarter 2023 repurchase of our non-voting convertible ordinary shares represented a 13.0% discount to the December 31, 2022 book value and a 23.0% discount to such December 31, 2022 book value when retrospectively adjusting for the adoption of ASU 2018-12.
Year Ended December 31, 2022 versus 2021:
Net loss attributable to Enstar ordinary shareholders was $906 million for the year ended December 31, 2022, which compares to net income of $502 million from 2021, as a result of:
•Negative investment results (sum of net investment income, net realized (losses) gains, net unrealized (losses) gains and (loss) income for equity method investments) of $1.2 billion compared to favorable investment results of $522 million for the year ended December 31, 2021, primarily driven by:
◦Net realized and unrealized losses of $1.6 billion, primarily related to fixed income assets, for the year ended December 31, 2022, compared to net gains of $117 million for the year ended December 31, 2021. Rising interest rates across U.S., U.K. and European markets, in addition to widening investment grade credit spreads led to the net losses on our fixed income securities, and global equity market declines and widening high yield and leveraged loan credit spreads led to the net losses on our other investments, including equities; and
◦Losses from equity method investments of $74 million compared to income of $93 million for the year ended December 31, 2021 further contributed to the decrease in our earned investment returns, primarily as a result of losses on our investment in Monument Re and consolidating Enhanzed Re effective September 1, 2021. Prior to that date, the results of Enhanzed Re were recorded in income from equity method investments within the Investments segment. Our income relating to Enhanzed Re prior to the consolidation in 2021 were $82 million.
◦This was partially offset by an increase in net investment income of $143 million due to investment of new premium, reinvestment of maturing investments at higher yields and fixed income securities with floating rates which reset at higher rates of interest income.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | 2023 Form 10-K                 54

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
◦An increase in favorable development in net incurred losses and LAE for prior periods of $353 million, primarily driven by a change in fair value of our 2017 and 2018 portfolios where we elected the fair value option and reductions in estimates of net ultimate losses. This resulted in RLE of 6.3% in 2022 in comparison to RLE of 3.9% in 2021; and
◦A reduction of $36 million in general and administrative expenses primarily driven by reductions to long-term incentive plan costs and a decrease in IT costs as a result of reduced project activity, partially offset by the absence of a proportional reduction in accrued performance-based costs which were recorded in the comparative period.
The above factors contributed to our 2022 net loss of $945 million as compared to 2021 net income of $553 million.
Comprehensive loss attributable to Enstar was $1.2 billion for the year ended December 31, 2022, as compared to comprehensive income of $440 million for the year ended December 31, 2021. The variance was primarily due to an increase in unrealized losses on our fixed income securities, AFS, as a result of rising interest rates. The unrealized losses on our fixed income securities, AFS, combined with our investment results, contributed to an unfavorable TIR of (9.0)% in 2022, in comparison to a TIR of 2.0% in 2021.
BVPS decreased by 20.3% primarily as a result of comprehensive loss attributable to Enstar of $1.2 billion.
As a result of then-current period net loss and comprehensive loss attributable to Enstar described above, our ROE decreased by 23.5 pp.

Enstar Group Limited | 2023 Form 10-K                 55

Item 7 | Management Discussion and Analysis | Key Performance Measures

Overall Measures of Performance

BVPS and FDBVPS*

BVPS and FDBVPS* increased by 31.0% and 30.0%, respectively, from December 31, 2022 to December 31, 2023, primarily as a result of comprehensive income attributable to Enstar of $1.1 billion for the year ended December 31, 2023 and the impact of share repurchases. The adoption of ASU 2018-12 impacted our BVPS and FDBVPS* as of December 31, 2022, as described above. The cumulative impact of the $725 million of net unrealized losses on our fixed maturities and funds held - directly managed adversely impacted BVPS by $49.55 per share and FDBVPS* by $48.58 per share as of December 31, 2023.

ROE and Adjusted ROE*

2023 versus 2022
ROE increased by 39.8 pp primarily due to the following factors:
Adjusted ROE* increased by a lesser amount than ROE, or 19.9 pp, as it excludes the impact of net realized and unrealized gains on fixed maturities.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | 2023 Form 10-K                 56

Item 7 | Management Discussion and Analysis | Key Performance Measures

2022 versus 2021
ROE decreased by 23.5 pp primarily due to the following factors:
Adjusted ROE* decreased by a lesser amount than ROE, or 11.2 pp, as it excludes the impact of net realized and unrealized losses on fixed maturities.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | 2023 Form 10-K                 57

Item 7 | Management Discussion and Analysis | Key Performance Measures

We discuss the results of our operations by aggregating certain captions from our consolidated statements of operations, as we believe it provides a more meaningful view of our results and eliminates repetition that would arise if captions were discussed on an individual basis.
In order to facilitate analysis, we have grouped the discussion into the following captions:
•Technical results: includes net premiums earned, net incurred losses and LAE, policyholder benefit expenses and acquisition costs.
•Investment results: includes net investment income, net realized (losses) gains, net unrealized (losses) gains (recorded through the statements of operations and other comprehensive income) and (losses) income from equity method investments.
•General and administrative results: includes general and administrative expenses.
Enstar Group Limited | 2023 Form 10-K                 58

Item 7 | Management Discussion and Analysis | Key Performance Measures

Technical Results

Our strategy is focused on effectively managing (re)insurance portfolios underwritten in previous years that we assume through our provision of capital release solutions and acquisition of portfolios and businesses in run-off.
Although we have largely exited our active underwriting platforms, we still record net premiums earned and the associated current period net incurred losses and LAE and acquisition costs as a result of the recognition of unearned premiums from transactions completed in recent years.
The components of technical results for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023			2022
	Run-off	Corporate and other	Total	Run-off	Assumed Life	Legacy Underwriting	Corporate and other	Total
	(in millions of U.S. dollars)
Net premiums earned	$43	$—	$43	$40	$17	$9	$—	$66
Net incurred losses and LAE:
Current period	30	—	30	44	—	4	—	48
Prior periods	(226)	95	(131)	(486)	(55)	3	(218)	(756)
Total net incurred losses and LAE	(196)	95	(101)	(442)	(55)	7	(218)	(708)
Policyholder benefit expenses	—	—	—	—	25	—	—	25
Acquisition costs	10	—	10	22	—	1	—	23
Technical results	$229	$(95)	$134	$460	$47	$1	$218	$726

	2021
	Run-off	Assumed Life	Legacy Underwriting	Corporate and other	Total
	(in millions of U.S. dollars)
Net premiums earned	$182	$5	$58	$—	$245
Net incurred losses and LAE:
Current period	144	2	26	—	172
Prior periods	(338)	—	(6)	(59)	(403)
Total net incurred losses and LAE	(194)	2	20	(59)	(231)
Policyholder benefit expenses	—	(4)	—	1	(3)
Acquisition costs	44	—	13	—	$57
Technical results	$332	$7	$25	$58	$422

Enstar Group Limited | 2023 Form 10-K                 59

Item 7 | Management Discussion and Analysis | Key Performance Measures

Current Period
The current period technical results from our (re)insurance operations include net premiums earned that have been declining as a result of our transition away from active underwriting activities. The majority of our net premiums earned since 2021 were driven by multi-year insurance policies relating to business placed into run-off. In most periods, the net premiums earned either fully or partially offset the current period net incurred losses and LAE and acquisition costs.
The reductions in net premiums earned and current period net incurred losses and LAE were driven by reduced levels of activity arising from our exit of our active underwriting platforms beginning in 2020.
For the year ended December 31, 2023, net premiums earned was primarily driven by multi-year StarStone International and Liberty Mutual policies and AmTrust RITC business. In comparison, our 2022 and 2021 earned premium was primarily driven by our Assumed Life segment, StarStone International and AmTrust RITC business.
Prior Periods - RLE by Acquisition Year
The following tables summarize RLE, RLE %, Adjusted RLE* and Adjusted RLE %* by acquisition year for the years ended December 31, 2023, 2022 and 2021, which management believes is useful in measuring and monitoring performance of our claims management activity on the portfolios that we have acquired. This permits comparability between acquisition years of different loss reserve volumes.
Enstar Group Limited | 2023 Form 10-K                 60

Item 7 | Management Discussion and Analysis | Key Performance Measures

Refer to the table below for a summary of RLE and Adjusted RLE* for the year ended December 31, 2023:

	2023
	RLE			Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adj RLE* %
	(in millions of U.S. dollars)
2013 and prior	$11	$849	1.3%	$13	$840	1.5%
2014	21	512	4.1%	(7)	57	(12.3)%
2015	15	263	5.7%	16	281	5.7%
2016	19	643	3.0%	22	709	3.1%
2017	(89)	582	(15.3)%	(37)	799	(4.6)%
2018	(12)	672	(1.8)%	25	749	3.3%
2019	(37)	1,027	(3.6)%	(39)	1,538	(2.5)%
2020	(21)	493	(4.3)%	(21)	495	(4.2)%
2021	179	3,209	5.6%	210	3,662	5.7%
2022	78	2,751	2.8%	78	2,757	2.8%
2023	(33)	797		(33)	797
Total	$131	$11,798	1.1%	$227	$12,684	1.8%
2023:
Our 2023 RLE % of 1.1% was positively impacted by favorable reductions in the estimates of net ultimate losses and reductions in provisions for ULAE of $226 million, partially offset by increases in the fair value of liabilities for which we have elected the fair value option of $78 million and amortization of fair value adjustments of $17 million.
Unfavorable RLE in the 2017 acquisition year was adversely impacted by an increase in the fair value of liabilities for which we have elected the fair value option and adverse development on our asbestos and abuse coverages within all other lines of business, driven by higher than expected claim volumes and severities over the year.
Unfavorable RLE in the 2019 acquisition year was impacted by adverse development on our general casualty line of business, partially driven by an ADC contract with higher average incurred severities in comparison to IBNR reserves assumptions.
Favorable RLE in the 2021 acquisition year was driven by favorable ground-up claims experience on an ADC contract and continued favorable claims experience on our workers’ compensation line of business.
Favorable RLE in the 2022 acquisition year was driven by the expected benefit from claims covered by other insurance and reinsurance evaluated across multiple lines of business, including property, all other, general casualty and workers’ compensation, partially offset by adverse development on our professional indemnity/directors and officers line of business.
Our Adjusted RLE %* was positively impacted by the net reduction in estimates of net ultimate losses relating to the Run-off segment, as described above. It excludes the impact of changes in the fair value of liabilities where we have elected the fair value option and the amortization of fair value adjustments relating to purchased subsidiaries.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | 2023 Form 10-K                 61

Item 7 | Management Discussion and Analysis | Key Performance Measures

Refer to the table below for a summary of RLE and Adjusted RLE* for the year ended December 31, 2022:

	2022
	RLE			Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE* %
	(in millions of U.S. dollars)
2013 and prior	$14	$735	1.9%	$29	$656	4.4%
2014	30	765	3.9%	15	82	18.3%
2015	12	312	3.8%	13	319	4.1%
2016	14	731	1.9%	22	808	2.7%
2017	183	745	24.6%	30	905	3.3%
2018	58	913	6.4%	19	985	1.9%
2019	59	1,156	5.1%	54	1,685	3.2%
2020	(120)	719	(16.7)%	(120)	720	(16.7)%
2021	435	3,861	11.3%	356	4,443	8.0%
2022	71	2,032	3.5%	71	2,033	3.5%
Total	$756	$11,969	6.3%	$489	$12,636	3.9%
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
Our Adjusted RLE %* was positively impacted by the net reduction in estimates of net ultimate losses relating to the Run-off segment, as described above. It excludes the impact of changes in the fair value of liabilities where we have elected the fair value option and the amortization of fair value adjustments relating to purchased subsidiaries.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | 2023 Form 10-K                 62

Item 7 | Management Discussion and Analysis | Key Performance Measures

Refer to the table below for a summary of RLE and Adjusted RLE* for the year ended December 31, 2021:

	2021
	RLE			Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE* %
	(in millions of U.S. dollars)
2013 and prior	$43	$691	6.2%	$42	$691	6.1%
2014	25	$945	2.6%	30	102	29.4%
2015	21	370	5.7%	22	378	5.8%
2016	10	815	1.2%	8	894	0.9%
2017	89	1,006	8.8%	34	1,069	3.2%
2018	45	1,208	3.7%	38	1,237	3.1%
2019	47	1,320	3.6%	92	1,871	4.9%
2020	(27)	1,845	(1.5)%	(27)	1,845	(1.5)%
2021	150	2,144	7.0%	142	2,368	6.0%
Total	$403	$10,344	3.9%	$381	$10,455	3.6%
2021:
Overall, RLE % and Adjusted RLE* % were primarily driven by net favorable actual claims experience compared with our expected claims trends. This was notable in the 2013 and prior, 2017 and 2018 acquisition years.
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
Our 2020 acquisition year had adverse development on our motor line of business offset by favorable development in other portfolios relating to the 2018 and 2019 accident years.
Acquisition year 2021 experienced favorable claim activity in our professional indemnity/directors and officers and motor lines of business relative to expectations at take-on.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | 2023 Form 10-K                 63

Item 7 | Management Discussion and Analysis | Key Performance Measures

Investment Results

We strive to structure our investment holdings and the duration of our investments in a manner that recognizes our liquidity needs, including our obligation to pay losses and LAE liabilities.
The components of our investment results split between our fixed income assets (which includes our short-term and fixed maturities classified as trading and AFS, funds held, cash and cash equivalents and restricted cash and cash equivalents, collectively our “Fixed Income” assets) and other investments (which includes equities and equity method investments, collectively our “Other Investments”) for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023			2022			2021
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$555	$92	$647	$373	$82	$455	$239	$73	$312
Net realized losses	(65)	—	(65)	(111)	—	(111)	(4)	(57)	(61)
Net unrealized gains (losses)	131	397	528	(1,070)	(433)	(1,503)	(206)	384	178
Income (losses) from equity method investments	—	13	13	—	(74)	(74)	—	93	93
Other comprehensive income:
Unrealized gains (losses) on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	222	—	222	(570)	—	(570)	(100)	—	(100)
TIR ($)	$843	$502	$1,345	$(1,378)	$(425)	$(1,803)	$(71)	$493	$422
TIR %	6.1%	10.2%	7.2%	(9.3)%	(8.2)%	(9.0)%	(0.5)%	8.8%	2.0%
Adjusted TIR %*	3.7%	10.2%	5.3%	2.3%	(8.2)%	(0.2)%	1.6%	8.8%	3.6%
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
Net Investment Income
2023 versus 2022: Net investment income increased primarily due to:
•an increase in our investment book yield from 2.47% to 3.86% due to a combination of reinvestment of fixed maturities at higher yields, deployment of consideration received from LPT and insurance contract transactions closed over the past 12 months and the impact of rising interest rates on the $3.1 billion of our average fixed maturities outstanding during the year that are subject to floating interest rates. Our floating rate investments generated net investment income of $244 million for the year ended December 31, 2023, an increase of $89 million from the year ended December 31, 2022, which equates to a 246 basis point increase in the yield of those investments.
2022 versus 2021: Net investment income increased primarily due to:
•an increase in our average aggregate fixed income assets of $1.2 billion due to new business acquired during 2022 and late 2021; and
Enstar Group Limited | 2023 Form 10-K                 64

Item 7 | Management Discussion and Analysis | Key Performance Measures

•an increase in our book yield of 63 basis points due to a combination of investment of new premium and reinvestment of fixed maturities at higher yields and the impact of rising interest rates on the $2.9 billion of our average fixed maturities outstanding during the period that are subject to floating interest rates. Our floating rate investments generated net investment income of $155 million for the year ended December 31, 2022, an increase of $59 million from 2021, which equates to an increase in the annualized yield of those investments of 195 basis points.
Net Realized and Unrealized (Losses) Gains included in Comprehensive Income

(in millions of U.S. dollars)

$222
$528
$(65)
$(111)
$(1,503)
$(570)
$178
$(61)
$(100)
2023
2022
2021
Net realized (losses) gains
Net unrealized gains (losses)
Net unrealized gains (losses) on fixed income securities, AFS

2023 versus 2022: Net realized and unrealized gains (losses) included in comprehensive income increased relative to the prior year net realized and unrealized losses primarily due to:
•net realized and unrealized gains on fixed maturities of $288 million for the year ended December 31, 2023, compared to net realized and unrealized losses of $1.8 billion for the comparative year, primarily as a result of a decrease in intermediate maturity interest rates in U.S., U.K. and European markets in addition to the tightening of investment-grade credit spreads through 2023 in comparison to a significant increase in interest rates and widening of investment grade credit spreads during prior year; and
•net realized and unrealized gains on other investments, including equities, of $397 million in 2023 compared to net losses of $433 million in 2022.
◦net gains recognized in 2023 were primarily driven by our public equities, private equity funds, private credit funds, CLO equities, fixed income funds, hedge funds and infrastructure funds largely as a result of strong global equity market performance and tightening of high yield and leveraged loan credit spreads; and
Enstar Group Limited | 2023 Form 10-K                 65

Item 7 | Management Discussion and Analysis | Key Performance Measures

◦net losses recognized in 2022 were primarily driven by our public equities, fixed income funds, hedge funds, and CLO equities, largely as a result of global equity market declines and widening of high yield and leveraged loan credit spreads.
2022 versus 2021: The variance of net realized and unrealized losses included in comprehensive loss in 2022 to net realized and unrealized gains included in comprehensive income in 2021 primarily consisted of:
•an increase in net realized and unrealized losses on fixed maturities of $1.4 billion, primarily driven by a 230 basis point increase in intermediate-maturity interest rates in U.S., U.K. and European markets, in addition to widening of investment-grade credit spreads through 2022; and
•net realized and unrealized losses on other investments, including equities, of $433 million compared to net gains of $327 million in 2021.
◦losses from our public equities, fixed income funds, CLO equities and hedge funds in 2022, were largely as a result of global equity market declines and the widening of high yield and leveraged loan credit spreads; and
◦net realized and unrealized gains recognized in 2021 in our public equities, private equity funds, CLO equities, fixed income funds, private credit funds and real estate funds, were primarily driven by a rally in global equity markets.
Income (losses) from equity method investments
Effective September 1, 2021, Enhanzed Re was consolidated by us8. Prior to that date, the results of Enhanzed Re were recorded in income (losses) from equity method investments on a one quarter lag.
2023 versus 2022: We recognized income from equity method investments in 2023 in comparison to losses in 2022, primarily due to:
•Income of $14 million and $4 million from our investments in Core Specialty and Citco, respectively, in addition to a gain of $5 million related to the sale of our interest in Citco, partially offset by $10 million of losses from our investment in Monument Re for the year ended December 31, 2023; in comparison to
•Losses of $65 million and $14 million from our investments in Monument Re and Core Specialty, respectively, for the year ended December 31, 2022.
2022 versus 2021: We recognized losses from our equity method investments in 2022 in comparison to income in 2021, primarily due to:
•our acquisition of the controlling interest in and subsequent consolidation of Enhanzed Re in 2021 (which included $82 million of equity method income prior to its consolidation in September 2021); and
•Losses of $65 million from our investment in Monument Re in 2022, in comparison to income of $14 million in 2021.
The consolidated net loss from Enhanzed Re was $235 million for the year ended December 31, 2022, driven by unrealized investment losses which compared to the $82 million from Enhanzed Re that was included in income from equity method investments in 2021.

8 Refer to Note 5 to the consolidated financial statements for further information.
Enstar Group Limited | 2023 Form 10-K                 66

Item 7 | Management Discussion and Analysis | Key Performance Measures

Investable Assets
Investable assets and adjusted investable assets* decreased by 6.6% and 11.2% from December 31, 2022 to December 31, 2023, respectively, primarily due to:
•the novation of the Enhanzed Re reinsurance of a closed block of life annuity policies (associated assets were $949 million as of the date of the novation);
•the impact of net paid losses;
•the repurchase of our non-voting convertible ordinary shares and voting ordinary shares;
•the acquisition of our remaining equity interest in SSHL following the redemption of our RNCI; and
•the settlement of our participation in Atrium’s Syndicate 609 relating to the 2020 and prior underwriting years.
This was partially offset by:
•consideration received for the QBE LPT, RACQ LPT and AIG insurance contract transactions; and
•net unrealized gains on our fixed maturities and other investments, including equities.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measures.
Duration and average credit rating on fixed maturities, cash and cash equivalents and fixed maturities included in funds held - directly managed
The fair value, duration and average credit rating by segment is as follows:

	2023			2022
Segment	Fair Value ($) (1)	Average Duration (in years) (2)	Average Credit Rating (3)	Fair Value ($) (1)	Average Duration (in years) (2)	Average Credit Rating (3)
Investments
Run-off	$10,320	4.04	A+	$9,874	4.02	A+
Assumed Life	—	0.00		908	8.90	A-
Total - Investments	10,320	4.04	A+	10,782	4.44	A+
Legacy Underwriting	—	0.00		179	2.26	AA-
Total	$10,320	4.04	A+	$10,961	4.40	A+
(1) The fair value by segment of our fixed maturities, cash and cash equivalents and fixed maturities included in funds held-directly managed portfolios does not include the carrying value of cash and cash equivalents within our funds held-directly managed portfolios.
(2) The average duration calculation includes cash and cash equivalents, short-term investments and fixed maturities, as well as the fixed maturities and cash and cash equivalents within our funds held-directly managed portfolios.
(3) The average credit ratings calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios.
The decrease in the average duration of our fixed maturities and cash and cash equivalents when comparing December 31, 2023 to 2022 was primarily driven by the derecognition of the assets supporting the Enhanzed Re reinsurance of a closed block of life annuity policies that were novated during the first quarter of 2023.
As of both December 31, 2023 and 2022, our fixed maturities and cash and cash equivalents had an average credit quality rating of A+.
As of December 31, 2023 and 2022, our fixed maturities that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised $456 million, or 4.8% and $622 million, or 6.5%, of our total fixed maturities portfolio, respectively.

Enstar Group Limited | 2023 Form 10-K                 67

Item 7 | Management Discussion and Analysis | Key Performance Measures

General and administrative expenses

2023 to 2022: The $38 million increase in general and administrative expenses was driven by an increase in salaries and benefits due to the prior year comparison where a downward adjustment to long term incentive accruals was recorded given the significant operating losses in 2022, as well as due to a current year increase in professional fees.
2022 to 2021: The $36 million decrease in general and administrative expenses was driven by the aforementioned long term incentive plan accrual reduction in 2022, partially offset by an increase in short term incentive costs.
Enstar Group Limited | 2023 Form 10-K                 68

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
Some of the adjustments reflected in our non-GAAP measures are recurring items, such as the exclusion of adjustments to net realized and unrealized (gains)/losses on fixed maturities recognized in our statements of operations, the fair value of certain of our loss reserve liabilities for which we have elected the fair value option, and the amortization of fair value adjustments.
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
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | 2023 Form 10-K                 69

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

The following table presents more information on each non-GAAP measure. The results and GAAP reconciliations for these measures are set forth further below.

Non-GAAP Measure	Definition	Purpose of Non-GAAP Measure over GAAP Measure
Fully diluted book value per ordinary share	Total Enstar ordinary shareholders' equity Divided by Number of ordinary shares outstanding, adjusted for: -the ultimate effect of any dilutive securities on the number of ordinary shares outstanding
Increases the number of ordinary shares to reflect the exercise of equity awards granted but not yet vested as, over the long term, this presents both management and investors with a more economically accurate measure of the realizable value of shareholder returns by factoring in the impact of share dilution.

We use this non-GAAP measure in our incentive compensation program.

Adjusted return on equity (%)	Adjusted operating income (loss) attributable to Enstar ordinary shareholders divided by adjusted opening Enstar ordinary shareholders’ equity
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

We eliminate the net gain (loss) on the purchase and sales of subsidiaries and net income from discontinued operations, as these items are not indicative of our ongoing operations.

We use this non-GAAP measure in our incentive compensation program.

Adjusted operating income (loss) attributable to Enstar ordinary shareholders (numerator)
Net income (loss) attributable to Enstar ordinary shareholders, adjusted for:
-net realized and unrealized (gains) losses on fixed maturities and funds held-directly managed,
-change in fair value of insurance contracts for which we have elected the fair value option (1),
-amortization of fair value adjustments,
-net gain/loss on purchase and sales of subsidiaries (if any),
-net income from discontinued operations (if any),
-tax effects of adjustments, and
-adjustments attributable to noncontrolling interests

Adjusted opening Enstar ordinary shareholders' equity (denominator)
Opening Enstar ordinary shareholders' equity, less:
-net unrealized gains (losses) on fixed maturities and funds held-directly managed,
-fair value of insurance contracts for which we have elected the fair value option (1),
-fair value adjustments, and
-net assets of held for sale or disposed subsidiaries classified as discontinued operations (if any)

Enstar Group Limited | 2023 Form 10-K                 70

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

Non-GAAP Measure	Definition	Purpose of Non-GAAP Measure over GAAP Measure
Adjusted run-off liability earnings (%)	Adjusted PPD divided by average adjusted net loss reserves
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

The following components of periodic recurring net incurred losses and LAE and net loss reserves are not considered key components of our claims management performance for the following reasons:

•Prior to the settlement of the contractual arrangements, the results of our Legacy Underwriting segment were economically transferred to a third party primarily through the use of reinsurance and a Capacity Lease Agreement(2); as such, the results are not a relevant contribution to Adjusted RLE, which is designed to analyze the impact of our claims management strategies;
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
(2)     The reinsurance contractual arrangements (including the Capacity Lease Agreement) were settled during the second quarter of 2023. As a result of the settlement, we did not record any transactions in the Legacy Underwriting segment in 2023.
Enstar Group Limited | 2023 Form 10-K                 71

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of BVPS to FDBVPS* as of December 31, 2023, 2022 and 2021:

	2023			2022			2021
	Equity (1)	Ordinary Shares	Per Share Amount	Equity (1) (2)	Ordinary Shares	Per Share Amount	Equity (1)	Ordinary Shares	Per Share Amount
	(in millions of U.S. dollars, except share and per share data)
Book value per ordinary share	$5,025	14,631,055	$343.45	$4,464	17,022,420	$262.24	$5,813	17,657,944	$329.20
Non-GAAP adjustment:
Share-based compensation plans		292,190			218,171			315,205
Fully diluted book value per ordinary share*	$5,025	14,923,245	$336.72	$4,464	17,240,591	$258.92	$5,813	17,973,149	$323.43
(1) Equity comprises Enstar ordinary shareholders' equity, which is calculated as Enstar shareholders' equity less preferred shares ($510 million as of each of December 31, 2023, 2022 and 2021), prior to any non-GAAP adjustments.
(2) Enstar ordinary shareholders’ equity as of December 31, 2022 has been retrospectively adjusted by $273 million for the impact of adopting ASU 2018-12.
*Non-GAAP measure.
The table below presents a reconciliation of ROE to Adjusted ROE* for the years ended December 31, 2023, 2022 and 2021:

	2023			2022			2021
	Net income (loss) (1)	Opening equity (1) (2)	(Adj) ROE	Net (loss) income (1)	Opening equity (1)	(Adj) ROE	Net income (loss) (1)	Opening equity (1)	(Adj) ROE
	(in millions of U.S. dollars)
Net income (loss)/Opening equity/ROE (1)	$1,082	$4,464	24.2%	$(906)	$5,813	(15.6)%	$502	$6,326	7.9%
Non-GAAP adjustments for loss (gains):
Net realized losses (gains) on fixed maturities, AFS (3) / Net unrealized losses (gains) on fixed maturities, AFS (4)	65	647		111	36		4	(82)
Net unrealized (gains) losses on fixed maturities, trading (3) / Net unrealized losses (gains) on fixed maturities, trading (4)	(84)	400		503	(134)		144	(384)
Net unrealized (gains) losses on funds held - directly managed (3) / Net unrealized losses (gains) on funds held - directly managed (4)	(47)	780		567	9		62	(94)
Change in fair value of insurance contracts for which we have elected the fair value option / Fair value of insurance contracts for which we have elected the fair value option (5)	78	(294)		(200)	(107)		(75)	(33)
Amortization of fair value adjustments / Fair value adjustments	17	(124)		(18)	(106)		16	(128)
Net gain on purchase and sales of subsidiaries	—	—		—	—		(73)	—
Tax effects of adjustments (6)	(7)	—		(7)	—		(21)	—
Adjustments attributable to noncontrolling interests (7)	(2)	—		(111)	—		6	—
Adjusted net income (loss)/Adjusted opening equity/Adjusted ROE*	$1,102	$5,873	18.8%	$(61)	$5,511	(1.1)%	$565	$5,605	10.1%
(1) Net income (loss) comprises net income (loss) attributable to Enstar ordinary shareholders, prior to any non-GAAP adjustments. Opening equity comprises Enstar ordinary shareholders' equity, which is calculated as opening Enstar shareholders' equity less preferred shares ($510 million as of each of December 31, 2022, 2021 and 2020), prior to any non-GAAP adjustments.
Enstar Group Limited | 2023 Form 10-K                 72

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

(2) Enstar ordinary shareholders’ equity as of December 31, 2022 has been retrospectively adjusted for the impact of adopting ASU 2018-12. Refer to Note 12 to our consolidated financial statements for further information.
(3) Net realized gains (losses) on fixed maturities, AFS are included in net realized gains (losses) in our consolidated statements of operations. Net unrealized gains (losses) on fixed maturities, trading and funds held - directly managed are included in net unrealized gains (losses) in our consolidated statements of operations.
(4) Our fixed maturities are held directly on our balance sheet and also within the "Funds held" balance.
(5) Comprises the discount rate and risk margin components.
(6) Represents an aggregation of the tax expense or benefit associated with the specific country to which the pre-tax adjustment relates, calculated at the applicable jurisdictional tax rate.
(7) Represents the impact of the adjustments on the net income (loss) attributable to noncontrolling interest associated with the specific subsidiaries to which the adjustments relate.
*Non-GAAP measure.
The below tables present a reconciliation of RLE to Adjusted RLE*:

	Year Ended	As at December 31,			Year Ended
	2023	2023	2022	2023	2023
	RLE/PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE %	$131	$11,585	$12,011	$11,798	1.1%
Non-GAAP adjustments for expenses (income):
Net loss reserves incurred in the current period	—	(30)	—	(15)
Legacy Underwriting	—	—	(139)	(69)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	17	107	124	116
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	78	246	294	270
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	(1)	527	572	550
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	2	33	35	34
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE %*	$227	$12,468	$12,897	$12,684	1.8%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.

	Year Ended	As at December 31,			Year Ended
	2022	2022	2021	2022	2022
	RLE/PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE %	$756	$12,011	$11,926	$11,969	6.3%
Non-GAAP adjustments for expenses (income):
Net loss reserves incurred in the current period	—	(45)	—	(23)
Assumed Life	(55)	—	(181)	(91)
Legacy Underwriting	3	(135)	(153)	(144)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	(18)	124	106	115
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(200)	294	107	201
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	2	572	573	573
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	1	35	37	37
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE %*	$489	$12,856	$12,415	$12,637	3.9%
(1) Comprises the discount rate and risk margin components.
Enstar Group Limited | 2023 Form 10-K                 73

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

*Non-GAAP measure.

	Year Ended	As at December 31,			Year Ended
	2021	2021	2020	2021	2021
	RLE/PPD	Net loss reserves	Net loss Reserves	Average net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/Net loss reserves/RLE %	$403	$11,926	$8,763	$10,344	3.9%
Non-GAAP adjustments for expenses (income):
Net loss reserves incurred in the current period	—	(143)	—	(72)
Assumed Life	—	(179)	—	(90)
Legacy Underwriting	(6)	(140)	(955)	(548)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	16	106	128	117
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(75)	107	33	70
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	38	573	615	594
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	5	37	43	40
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE %*	$381	$12,287	$8,627	$10,455	3.6%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.
Enstar Group Limited | 2023 Form 10-K                 74

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

The table below presents a reconciliation of our TIR to our Adjusted TIR* for the years ended December 31, 2023, 2022 and 2021:

	2023			2022			2021
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$555	$92	$647	$373	$82	$455	$239	$73	$312
Net realized losses
Fixed maturities, AFS	(65)	—	(65)	(111)	—	(111)	(4)	—	(4)
Equity securities	—	—	—	—	—	—	—	9	9
Other investments	—	—	—	—	—	—	—	66	66
Investment derivatives	—	—	—	—	—	—	—	(132)	(132)
Net realized losses	(65)	—	(65)	(111)	—	(111)	(4)	(57)	(61)
Net unrealized gains (losses)
Fixed maturities, trading	84	—	84	(503)	—	(503)	(144)	—	(144)
Funds held – directly managed	47	—	47	(567)	—	(567)	(62)	—	(62)
Equity securities	—	167	167	—	(290)	(290)	—	146	146
Other investments	—	225	225	—	(125)	(125)	—	259	259
Investment derivatives	—	5	5	—	(18)	(18)	—	(21)	(21)
Net unrealized gains (losses)	131	397	528	(1,070)	(433)	(1,503)	(206)	384	178
Income (losses) from equity method investments	—	13	13	—	(74)	(74)	—	93	93
Other comprehensive income:
Unrealized gains (losses) on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	222	—	222	(570)	—	(570)	(100)	—	(100)
TIR ($)	$843	$502	$1,345	$(1,378)	$(425)	$(1,803)	$(71)	$493	$422

Non-GAAP adjustments:
Net realized and unrealized (gains) losses on fixed maturities, AFS and trading and funds held-directly managed	(66)	—	(66)	1,181	—	1,181	210	—	210
Unrealized (gains) losses on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	(222)	—	(222)	570	—	570	100	—	100
Adjusted TIR ($)*	$555	$502	$1,057	$373	$(425)	$(52)	$239	$493	$732
Total investments	$12,525	$4,888	$17,413	$13,267	$4,943	$18,210	$14,594	$5,022	$19,616
Cash and cash equivalents, including restricted cash and cash equivalents	830	—	830	1,330	—	1,330	2,092	—	2,092
Total investable assets	$13,355	$4,888	$18,243	$14,597	$4,943	$19,540	$16,686	$5,022	$21,708
Average aggregate invested assets, at fair value (1)	13,708	4,899	18,607	14,891	5,188	20,079	15,250	5,590	20,840
TIR %	6.1%	10.2%	7.2%	(9.3)%	(8.2)%	(9.0)%	(0.5)%	8.8%	2.0%
Non-GAAP adjustment:
Net unrealized losses (gains) on fixed maturities, AFS included within AOCI and net unrealized (gains) on fixed maturities, trading and funds held - directly managed	725	—	725	1,827	—	1,827	(89)	—	(89)
Adjusted investable assets*	$14,080	$4,888	$18,968	$16,424	$4,943	$21,367	$16,597	$5,022	$21,619
Adjusted average aggregate invested assets, at fair value (2)	$14,870	$4,899	$19,769	$15,977	$5,188	$21,165	$14,971	$5,590	$20,561
Adjusted TIR %*	3.7%	10.2%	5.3%	2.3%	(8.2)%	(0.2)%	1.6%	8.8%	3.6%
(1) This amount is a five period average of the total investable assets, as presented above, and is comprised of amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(2) This amount is a five period average of the Adjusted investable assets*, as presented above.
*Non-GAAP measure.
Enstar Group Limited | 2023 Form 10-K                 75

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
The following table provides the calculation of our TIR by segment for the years ended December 31, 2023, 2022 and 2021:

	2023			2022			2021
	Investments	Legacy Underwriting	Total	Investments	Legacy Underwriting	Total	Investments	Legacy Underwriting	Total
	(in millions of U.S. dollars)
Net investment income:
Fixed income securities	$539	$—	$539	$380	$9	$389	$273	$3	$276
Cash and restricted cash	36	—	36	8	1	9	—	—	—
Other investments, including equities	92	—	92	82	—	82	73	—	73
Less: Investment expenses	(20)	—	(20)	(25)	—	(25)	(37)	—	(37)
Net investment income	$647	$—	$647	$445	$10	$455	$309	$3	$312
Net realized losses:
Fixed maturities, AFS	$(65)	$—	$(65)	$(111)	$—	$(111)	$(4)	$—	$(4)
Other investments, including equities	—	—	—	—	—	—	(57)	—	(57)
Net realized losses	$(65)	$—	$(65)	$(111)	$—	$(111)	$(61)	$—	$(61)
Net unrealized gains (losses):
Fixed maturities, trading and funds held-directly managed	131	—	131	(1,060)	(10)	(1,070)	(203)	(3)	(206)
Other investments, including equities	397	—	397	(433)	—	(433)	384	—	384
Net unrealized gains (losses)	$528	$—	$528	$(1,493)	$(10)	$(1,503)	$181	$(3)	$178
Income (losses) from equity method investments	13	—	13	(74)	—	(74)	93	—	93
Other comprehensive income (loss):
Unrealized gains (losses) on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	222	—	222	(570)	—	(570)	(100)	—	(100)
TIR ($)	$1,345	$—	$1,345	$(1,803)	$—	$(1,803)	$422	$—	$422

Fixed maturity and short-term investments, trading and AFS	$7,274	$—	$7,274	$7,486	$159	$7,645	$9,266	$182	$9,448
Funds held	5,251	—	5,251	5,600	22	5,622	5,313	34	5,347
Equity securities	701	—	701	1,250	—	1,250	1,995	—	1,995
Other investments	3,853	—	3,853	3,282	14	3,296	2,319	14	2,333
Equity method investments	334	—	334	397	—	397	493	—	493
Total investments	$17,413	$—	$17,413	$18,015	$195	$18,210	$19,386	$230	$19,616
Cash and cash equivalents, including restricted cash and cash equivalents	830	—	830	1,310	20	1,330	2,062	30	2,092
Total investable assets	$18,243	$—	$18,243	$19,325	$215	$19,540	$21,448	$260	$21,708

Average aggregate invested assets, at fair value (1)	$18,607	$—	$18,607	$19,861	$218	$20,079	$20,594	$246	$20,840
TIR % (2)	7.2%	—%	7.2%	(9.1)%	—%	(9.0)%	2.0%	—%	2.0%

Income from fixed income assets (3)	575	—	575	388	10	398	273	3	276
Average aggregate fixed income assets, at cost (3)(4)	14,904	—	14,904	15,904	214	16,118	14,733	231	14,964
Investment book yield (5)	3.86%	—%	3.86%	2.44%	4.67%	2.47%	1.85%	1.30%	1.84%
(1) This amount is a five period average of the total investable assets, as presented above, and is comprised of amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(2) Total investment return % is calculated by dividing total investment return ($) by average aggregate invested assets, at fair value.
(3) Fixed income assets, at cost include fixed maturities and cash and restricted cash and funds held.
(4) This amount is a five period average of the amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(5) Investment book yield % is calculated by dividing income from fixed income assets by average aggregate fixed income assets, at cost.
Enstar Group Limited | 2023 Form 10-K                 76

Item 7 | Management Discussion and Analysis | Results of Operations by Segment

Results of Operations by Segment - For the Years Ended December 31, 2023, 2022 and 2021

Our business is organized into four reportable segments: (i) Run-off; (ii) Assumed Life; (iii) Investments; and (iv) Legacy Underwriting. In addition, our corporate and other activities, which do not qualify as an operating segment, includes income and expense items that are not directly attributable to our reportable segments9.
The following is a discussion of our results of operations by segment.
9 For a description of our segments and our corporate and other activities, see "Item 1. Business - Operating Segments" and "Corporate and Other" below, respectively.
Enstar Group Limited | 2023 Form 10-K                 77

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Run-off Segment

Run-off Segment

The following is a discussion and analysis of the results of operations for our Run-off segment.

	2023	2022	$ Change	2021	$ Change
REVENUES	(in millions of U.S. dollars)
Net premiums earned	$43	$40	$3	$182	$(142)
Other income:
(Increase) reduction in estimates of net ultimate defendant A&E liabilities - prior periods	(1)	2	(3)	38	(36)
Reduction in estimated future defendant A&E expenses	2	1	1	5	(4)
All other income	9	19	(10)	30	(11)
Total other income	10	22	(12)	73	(51)
Total revenues	53	62	(9)	255	(193)

EXPENSES
Net incurred losses and LAE:
Current period	30	44	(14)	144	(100)
Prior periods:
Reduction in estimates of net ultimate losses	(157)	(355)	198	(277)	(78)
Reduction in provisions for ULAE	(69)	(131)	62	(61)	(70)
Total prior periods	(226)	(486)	260	(338)	(148)
Total net incurred losses and LAE	(196)	(442)	246	(194)	(248)
Acquisition costs	10	22	(12)	44	(22)
General and administrative expenses	177	143	34	188	(45)
Total expenses	(9)	(277)	268	38	(315)

SEGMENT NET INCOME	$62	$339	$(277)	$217	$122
Overall Results
2023 versus 2022: Net income from our Run-off segment decreased by $277 million, primarily due to:
•A $260 million decrease in favorable PPD, mainly driven by a $198 million decrease in the reduction in estimates of net ultimate losses in comparison to 2022.
◦Results for the year ended December 31, 2023 were driven by favorable development of $200 million on our workers’ compensation line of business as a result of continued favorable claim settlements, most notably in the 2018, 2019 and 2021 acquisition years. We also had favorable development of $68 million on our property line of business relating to the 2022 acquisition year as a result of continued favorable claims experience; partially offset by
◦Adverse development on our general casualty line of business of $127 million, most notably impacting the 2019 and 2020 acquisition years, driven by increased average incurred losses in comparison to IBNR reserve assumptions.
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
•An increase in general and administrative expenses of $34 million, primarily driven by an increase in salaries and benefits expenses and professional fees; and
Enstar Group Limited | 2023 Form 10-K                 78

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Run-off Segment

•A reduction in other income of $12 million, primarily driven by the termination of a Transition Services Agreement between one of our wholly-owned subsidiaries and Core Specialty at the end of 2022; partially offset by
•Reductions in current period net incurred losses and LAE and acquisition costs that were greater than our reductions in net premiums earned, following our exit of our StarStone International business beginning in 2020.
2022 versus 2021: Net income from our Run-off segment increased by $122 million, primarily due to:
•A $148 million increase in favorable PPD, mainly driven by a $78 million increase in the reduction in estimates of net ultimate losses in comparison to 2021.
•As described above, results for the year ended December 31, 2022 were driven by favorable development on our workers’ compensation and marine, aviation and transit lines of business, partially offset by adverse development on our general casualty and motor lines of business.
•Results for the year ended December 31, 2021 were primarily related to favorable development on our workers’ compensation, property and marine, aviation and transit lines of business as a result of better than expected claims experience and favorable results from actuarial reviews, partially offset by adverse development on our general casualty line of business due to an increase in opioid exposure and increased expectations of latent claims and a lengthening of the payment pattern related to our 2019 acquisition year.
•A decrease in general and administrative expenses of $45 million, primarily driven by a continued decrease in salaries and benefits and other costs following our exit of our StarStone business beginning in 2020 and a reduction in IT costs as a result of reduced project activity; partially offset by
•A reduction in other income of $51 million, primarily driven by lower favorable prior period development related to our defendant A&E liabilities; and
•Reductions in current period net incurred losses and LAE and acquisition costs that were less than our reductions in net premiums earned, following our exit of our StarStone International business beginning in 2020.
Enstar Group Limited | 2023 Form 10-K                 79

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Assumed Life Segment

Assumed Life Segment

The Assumed Life segment consists of life and property aggregate excess of loss (catastrophe) business relating to Enhanzed Re, which we have consolidated since September 1, 2021 following the completion of the Step Acquisition that increased our ownership interest in Enhanzed Re to 75.1%. We report the Enhanzed Re component results of this segment on a one quarter lag.
The Enhanzed Re catastrophe business was not renewed for 2022. During the third quarter of 2022, we and Enhanzed Re entered into a Master Agreement, through which we completed a series of commutation and novation agreements that allowed us to unwind Enhanzed Re’s operations in an orderly manner.
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
The following is a discussion and analysis of the results of operations for our Assumed Life segment.

	2023	2022	$ Change	2021	$ Change
	(in millions of U.S. dollars)
REVENUES
Net premiums earned	$—	$17	$(17)	$5	$12
Other income	277	—	277	—	$—
Total revenues	277	17	260	5	12
					$—
EXPENSES
Net incurred losses and LAE:
Current period	—	—	—	2	(2)
Prior period	—	(55)	55	—	(55)
Total net incurred losses and LAE	—	(55)	55	2	(57)
Policyholder benefit expenses	—	25	(25)	(4)	29
General and administrative expenses	—	7	(7)	1	6
Total expenses	—	(23)	23	(1)	(22)

SEGMENT NET INCOME	$277	$40	$237	$6	$34

Overall Results
As discussed above, we ceased all continuing reinsurance obligations relating to our Assumed Life segment following the completion of the transactions pursuant to the Master Agreement. We did not record any transactions in the segment during the second, third or fourth quarters of 2023, aside from amortizing $2 million into other income for the year ended December 31, 2023 relating to the portion of the gain on the novation transaction of $49 million that was related to the proportion of our existing ownership interest in Monument Re that is being amortized over the related settlement period of the transferred liabilities.
The increase in net income from our Assumed Life segment of $237 million for the year ended December 31, 2023 from the year ended December 31, 2022 was primarily due to the net gain recognized on the completion of the novation of the Enhanzed Re reinsurance of a closed block of life annuity policies.
The $275 million gain (prior to the $2 million of amortization of the deferred gain) was calculated as of the completion date of the novation, prior to noncontrolling interests, and was comprised of the following three components:
•the reclassification benefit to income of $363 million from AOCI related to the settlement of the novated liabilities (in accordance with our adoption of ASU 2018-12, the discount rate assumption for our long-duration liabilities
Enstar Group Limited | 2023 Form 10-K                 80

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
Our net income attributable to Enstar were further reduced by $81 million, the amount attributable to Allianz’s 24.9% noncontrolling interest in Enhanzed Re at the time of the transaction. This amount has been recorded within our “Corporate and other activities”.
For the year ended December 31, 2023, net income attributable to Enstar from this novation transaction was $196 million (consisting of the $277 million consolidated gain above, net of the $81 million included within non-controlling interests).
Enstar Group Limited | 2023 Form 10-K                 81

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Investments Segment

Investments Segment

The following is a discussion and analysis of the results of operations for our Investments segment.

	2023	2022	$ Change	2021	$ Change
REVENUES	(in millions of U.S. dollars)
Net investment income:
Fixed maturities	$539	$380	$159	$273	$107
Cash and restricted cash	36	8	28	—	8
Other investments, including equities	92	82	10	73	9
Less: Investment expenses	(20)	(25)	5	(37)	12
Total net investment income	647	445	202	309	136
Net realized (losses):
Fixed maturities, AFS	(65)	(111)	46	(4)	(107)
Other investments, including equities	—	—	—	(57)	57
Total net realized (losses)	(65)	(111)	46	(61)	(50)
Net unrealized gains (losses):
Fixed maturities, trading and funds held - directly managed	131	(1,060)	1,191	(203)	(857)
Other investments, including equities	397	(433)	830	384	(817)
Total net unrealized gains (losses)	528	(1,493)	2,021	181	(1,674)
Total revenues	1,110	(1,159)	2,269	429	(1,588)

EXPENSES
General and administrative expenses	43	37	6	37	—
Total expenses	43	37	6	37	—

Income (losses) from equity method investments	13	(74)	87	93	(167)
SEGMENT NET INCOME (LOSS)	$1,080	$(1,270)	$2,350	$485	$(1,755)
Overall Results
2023 versus 2022: Net income from our Investments segment was $1.1 billion compared to a net loss of $1.3 billion in 2022. The favorable movement of $2.4 billion was primarily due to:
•Net realized and unrealized gains on our fixed income securities of $66 million, driven by a decline in interest rates and tightening of investment grade credit spreads, compared to net realized and unrealized losses of $1.2 billion in 2022, primarily due to a significant increase in interest rates and widening of investment grade credit spreads;
•Net unrealized gains on our other investments, including equities, of $397 million, in comparison to losses of $433 million in 2022. The favorable variance of $830 million was primarily driven by:
◦Net gains for the year ended December 31, 2023, primarily driven by our public equities, private equity funds, private credit funds, CLO equities, fixed income funds, hedge funds and infrastructure funds, largely as a result of strong global equity market performance and tightening of high yield and leveraged loan credit spreads; in comparison to
◦Net losses for the year ended December 31, 2022, primarily driven by our public equities, fixed income funds, hedge funds and CLO equities, largely as a result of global equity market declines and widening of high yield and leveraged loan credit spreads;
•Income from equity method investments of $13 million, in comparison to losses of $74 million in 2022. This was primarily due to income on our investments in Core Specialty and Citco, which included a gain recorded in the fourth quarter of 2023 following our decision to divest our equity interest in Citco, partially offset by losses on
Enstar Group Limited | 2023 Form 10-K                 82

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Investments Segment

our investment in Monument Re during the year ended December 31, 2023, compared to losses on our investments in Monument Re and Core Specialty in 2022; and
•An increase in our net investment income of $202 million, which is primarily due to the reinvestment of fixed maturities at higher yields, deployment of consideration received from LPT and insurance contract transactions closed over the past 12 months and the impact of rising interest rates on the $3.1 billion of our average fixed maturities outstanding during 2023 that are subject to floating interest rates. Our floating rate investments generated increased net investment income of $89 million, which equates to an increase of 246 basis points on those investments in comparison to 2022.
2022 versus 2021: Net loss from our Investments segment was $1.3 billion compared to net income of $485 million in 2021. The unfavorable movement of $1.8 billion was primarily due to:
•An increase in net realized and unrealized losses on our fixed income securities of $964 million, driven by rising interest rates and widening of investment grade credit spreads in 2022;
•Net unrealized losses on our other investments, including equities, of $433 million in 2022, in comparison to net realized and unrealized gains of $327 million in 2021. The unfavorable variance of $760 million was primarily driven by negative performance from our public equities, fixed income funds, CLO equities and hedge funds as a result of significant volatility in global equity markets and widening of high yield and leveraged loan credit spreads; and
•Losses from equity method investments of $74 million, in comparison to income of $93 million in 2021, primarily due to losses on our investments in Monument Re and Core Specialty in 2022 and our acquisition of the controlling interest in Enhanzed Re, effective September 1, 2021. Prior to that date, the results of Enhanzed Re were recorded in income from equity method investments. Our consolidated net loss from Enhanzed Re for the year ended December 31, 2022 was $235 million which compared to $82 million from Enhanzed Re that was included in equity method investment income in 2021; partially offset by
•An increase in our net investment income of $136 million, which is primarily due to the investment of new premium and reinvestment of fixed maturities at higher yields and the impact of rising interest rates on the $2.9 billion of our average fixed maturities outstanding during the period that are subject to floating interest rates. Our floating rate investments generated increased net investment income of $59 million, which equates to an increase of 195 basis points on those investments in comparison to 2021.
Total investment losses on the fixed maturities that supported our Enhanzed Re life reinsurance (prior to the novation) for the years ended December 31, 2022 and 2021 were $304 million and $17 million, respectively.
Enstar Group Limited | 2023 Form 10-K                 83

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Investments Segment

Total Investments
Fixed maturities
Refer to the below tables for the fair value, duration, and credit rating of our fixed maturities by business:

	2023
	Run-off
	Fair Value	%	Duration (years) (1)	Credit Rating (1)
	(in millions of U.S. dollars, except percentages)
Fixed maturities and short-term investments, trading and AFS
U.S. government & agency	$326	3.4%	4.5	AA+
U.K. government	72	0.8%	10.3	A+
Other government	391	4.1%	5.0	AA
Corporate	4,131	43.5%	5.4	A-
Municipal	142	1.5%	7.6	AA-
Residential mortgage-backed	487	5.1%	5.2	AA
Commercial mortgage-backed	841	8.9%	1.6	AA-
Asset-backed	884	9.3%	1.0	A
Total - Fixed maturities and short-term investments, trading and AFS	$7,274	76.6%	4.5	A
Fixed maturities included in funds held - directly managed	2,216	23.4%	4.3	A
	$9,490	100.0%	4.4	A
(1) The average duration and average credit rating calculations include short-term investments, fixed maturities and the fixed maturities within our funds held-directly managed portfolios at December 31, 2023 and 2022.

	2022
	Run-off				Assumed Life (2)
	Fair Value	%	Duration (years) (1)	Credit Rating (1)	Fair Value	%	Duration (years) (1)	Credit Rating (1)	Total	Total %
	(in millions of U.S. dollars, except percentages)
Fixed maturities and short-term investments, trading and AFS
U.S. government & agency	$368	3.9%	3.3	AAA					$368	3.9%
U.K. government	77	0.8%	6.7	AA-					77	0.8%
Other government	280	3.0%	5.8	AA-					280	3.0%
Corporate	4,540	47.8%	5.4	A-					4,540	47.8%
Municipal	148	1.6%	7.0	AA-					148	1.6%
Residential mortgage-backed	423	4.5%	5.0	AA+					423	4.5%
Commercial mortgage-backed	818	8.6%	2.0	AA					818	8.6%
Asset-backed	832	8.8%	0.4	A+					832	8.8%
Total - Fixed maturity and short-term investments, trading and AFS	7,486	79.0%	4.4	A					7,486	79.0%
Fixed maturities included in funds held - directly managed	1,078	11.4%	6.4	A+	908	9.6%	9.2	A-	1,986	21.0%
Total	$8,564	90.4%	4.6	A	908	9.6%	9.2	A-	$9,472	100.0%
(1) The average duration and average credit rating calculations include short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at December 31, 2023 and 2022.
(2) Investments under the Assumed Life caption comprise those that previously supported our life reinsurance business.
The overall increase in the balance of our fixed maturities and fixed maturities included in funds held - directly managed of $18 million when comparing December 31, 2023 to December 31, 2022 was primarily driven by the consideration received for the QBE and RACQ LPT transactions that closed during the second quarter of 2023 and the AIG transaction that closed during the fourth quarter of 2023 and net unrealized gains, partially offset by the derecognition of the assets supporting the Enhanzed Re reinsurance closed block of life annuity policies that were
Enstar Group Limited | 2023 Form 10-K                 84

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Investments Segment

novated during the first quarter of 2023, the impact of net paid losses and the repurchase of our non-voting convertible and voting ordinary shares.
Other investments, including equities
Refer to the below table for the composition of our other investments, including equities:

	2023	2022
	(in millions of U.S. dollars)
Equities
Publicly traded equities	$275	$385
Exchange-traded funds	82	507
Privately held equities	344	358
Total	$701	$1,250

Other investments
Hedge funds	$491	$549
Fixed income funds (1)	605	547
Equity funds	4	3
Private equity funds	1,617	1,282
CLO equities	60	148
CLO equity funds	182	203
Private credit funds	625	362
Real estate debt fund	269	202
Total	$3,853	$3,296
(1) Fixed income funds for the year ended December 31, 2022 includes $14 million relating to our Assumed Life business.
Our equities decreased by $549 million and our other investments increased by $557 million from December 31, 2022 to December 31, 2023, primarily due to the funding of the repurchase of our non-voting convertible ordinary shares and the acquisition of our remaining interest in SSHL following the redemption of our RNCI, in addition to the redeployment from exchange-traded funds and publicly traded equities into various non-core asset strategies in line with our strategic asset allocation.
Equity Method Investments
Refer to the below table for a summary of our equity method investments, which does not include those investments we have elected to measure under the fair value option:

	2023			2022			2021
	Ownership %	Carrying Value	Income (losses) from Equity Method Investments	Ownership %	Carrying Value	Income (losses) from Equity Method Investments	Income (losses) from Equity Method Investments
	(in millions of U.S. dollars)
Enhanzed Re	—%	$—	$—	—%	$—	$—	$82
Citco (1)	—%	—	9	31.9%	60	5	4
Monument Re (2)	20.0%	95	(10)	20.0%	110	(65)	14
Core Specialty	19.9%	225	14	19.9%	211	(14)	(6)
Other	27.0%	14	—	27.0%	16	—	(1)
		$334	$13		$397	$(74)	$93
(1) Prior to the sale of our entire equity interest in Citco during the fourth quarter of 2023, we owned 31.9% of the common shares in HH CTCO Holdings Limited which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco.
(2) We own 20.0% of the common shares in Monument Re as well as preferred shares which have a fixed dividend yield and whose balance is included in the investment amount. The carrying value of Monument Re is net of an impairment recorded in 2022.
Enstar Group Limited | 2023 Form 10-K                 85

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Investments Segment

Carrying Value
The carrying value of our equity method investments decreased from December 31, 2022 primarily as a result of agreements to divest our entire equity interest in Citco entered into in the fourth quarter of 2023.
Income (Losses) from Equity Method Investments
We recognized income from equity method investments in 2023, primarily due to income on our investments in Core Specialty and Citco, which included a $5 million gain recorded on our decision to divest our entire equity interest in Citco in the fourth quarter of 2023, partially offset by losses from our investment in Monument Re.
We recognized losses from equity method investments in 2022, primarily due to losses from our investments in Monument Re and Core Specialty and our acquisition of the controlling interest in Enhanzed Re, effective September 1, 2021. Prior to that date, the results of Enhanzed Re were recorded in income from equity method investments, which was the primary driver of our income from equity method investments in 2021.

Enstar Group Limited | 2023 Form 10-K                 86

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Legacy Underwriting Segment

Legacy Underwriting Segment

The following is a discussion and analysis of the results of operations for our Legacy Underwriting segment for the years ended December 31, 2022 and 2021 (there were no Legacy Underwriting segment operations during the year ended December 31, 2023).

	2022	2021	$ Change
REVENUES	(in millions of U.S. dollars)
Net premiums earned	$9	$58	$(49)
Net investment income	10	3	7
Net unrealized (losses)	(10)	(3)	(7)
Other income (expenses)	1	(15)	16
Total revenues	10	43	(33)

EXPENSES
Net incurred losses and LAE
Current Period	4	26	(22)
Prior Period	3	(6)	9
Total net incurred losses and LAE	7	20	(13)
Acquisition costs	1	13	(12)
General and administrative expenses	2	10	(8)
Total expenses	10	43	(33)
SEGMENT (LOSS) INCOME	$—	$—	$—
Overall Results
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
The contractual arrangements between SGL No. 1, Arden and Atrium relating to the reinsurance agreements and the Capacity Lease Agreement settled in the second quarter of 2023. As a result of the settlement, we did not record any transactions in the Legacy Underwriting segment in 2023.
Enstar Group Limited | 2023 Form 10-K                 87

Item 7 | Management Discussion and Analysis | Corporate and Other

Corporate and Other

The following is a discussion and analysis of our results of operations for our Corporate and other activities.

	2023	2022	$ Change	2021	$ Change
REVENUES	(in millions of U.S. dollars)
Other income (expense):
Amortization of fair value adjustments (1)	$(13)	$(7)	$(6)	$(16)	$9
All other income	2	19	(17)	—	19
Total other (expense) income	(11)	12	(23)	(16)	28
Net gain on purchase and sales of subsidiaries	—	—	—	73	(73)
Total revenues	(11)	12	(23)	57	(45)

EXPENSES
Net incurred losses and LAE:
Amortization of fair value adjustments	17	(18)	35	16	(34)
Changes in fair value - fair value option (2)	78	(200)	278	(75)	(125)
Total net incurred losses and LAE	95	(218)	313	(59)	(159)
Policyholder benefit expenses	—	—	—	1	(1)
Amortization of net deferred charge assets	106	80	26	55	25
General and administrative expenses	149	142	7	131	11
Total expenses	350	4	346	128	(124)

Interest expense	(90)	(89)	(1)	(69)	(20)
Net foreign exchange gains (losses)	—	15	(15)	12	3
Income tax benefit (expense)	250	12	238	(27)	39
Net (income) loss attributable to noncontrolling interests	(100)	75	(175)	(15)	90
Dividends on preferred shares	(36)	(36)	—	(36)	—
NET LOSS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(337)	$(15)	$(322)	$(206)	$191
(1) Amortization of fair value adjustments relates to the acquisition of DCo, LLC and Morse TEC LLC.
(2) Comprises the discount rate and risk margin components.
Overall Results
2023 versus 2022: Net loss attributable to Enstar ordinary shareholders from Corporate and other activities increased by $322 million, primarily due to:
•Changes in the fair value of the 2017 and 2018 portfolios where we elected the fair value option resulted in a $78 million increase in liabilities for the year ended December 31, 2023, driven by an increase in the average payout period of the underlying liabilities and a decrease in global corporate bond yields. In comparison, we recognized a $200 million reduction of such liabilities in 2022 due to an increase in global corporate bond yields;
•Net income attributable to noncontrolling interests of $100 million for the year ended December 31, 2023 primarily related to the then-existing Allianz 24.9% equity interest ($81 million) of the gain resulting from the Enhanzed Re novation transaction discussed herein. In comparison, we recognized net losses attributable to noncontrolling interests of $75 million for the year ended December 31, 2022, which was primarily a result of negative returns on Enhanzed Re investments attributable to the then-existing Allianz 24.9% equity interest in Enhanzed Re;
•An increase in the amortization of net deferred charge assets of $26 million, driven by an increase in net DCA balances as a result of recently completed transactions; and
•Other expense of $11 million in 2023 in comparison to other income of $12 million in 2022, an unfavorable change of $23 million.
Enstar Group Limited | 2023 Form 10-K                 88

Item 7 | Management Discussion and Analysis | Corporate and Other

This was partially offset by:
•A favorable change in income tax benefit of $238 million, primarily driven by the establishment of a $205 million net deferred tax asset related to the enactment of the Bermuda Corporate Income Tax in December 2023. We also recorded a $25 million partial release of our deferred tax asset valuation allowance as a result of increases in projected taxable income in the U.S. and a reduction in deferred tax assets associated with decreases in unrealized losses on investment securities reported in AOCI in the U.S. and U.K. jurisdictions. This was partially offset by an increase in the valuation allowance in our U.K. and EU jurisdictions primarily due to losses, whereby no corresponding tax benefits were recognized for the period.
2022 versus 2021: Net loss attributable to Enstar ordinary shareholders from Corporate and other activities decreased by $191 million, primarily due to:
•A change in net loss (income) attributable to noncontrolling interests of $90 million, which was primarily a result of negative returns on Enhanzed Re investments attributable to the then-existing Allianz 24.9% equity interest in Enhanzed Re;
•A favorable change in income tax benefit of $39 million, primarily driven by 2022 pre-tax losses reported in the U.S. for which we are able to recognize a partial deferred tax asset; and
•A reduction in net incurred losses of $159 million primarily driven by:
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
This was partially offset by:
•An absence of the prior year net gain on purchase and sales of subsidiaries of $73 million, consisting of the $47 million gain recognized on the Step Acquisition of Enhanzed Re and the net gain on sales of subsidiaries of $26 million, primarily as a result of the gain on the sale of SUL of $23 million.
Enstar Group Limited | 2023 Form 10-K                 89

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
Investment Outlook

We expect global financial markets to remain uncertain in 2024 due to the lagged impact of higher interest rates and tighter financial conditions, a potential economic recession, resilient inflation, the U.S. presidential election and the macroeconomic effects of ongoing geopolitical conflicts and tensions.
Market expectations around the future path of interest rates will represent a continued source of volatility, as global central banks will attempt to engineer a soft landing by normalizing interest rates while closely monitoring inflation. If interest rates rise and/or credit spreads widen, we may recognize unrealized losses on our fixed maturities and incur a higher rate of borrowing and interest costs if we renew or borrow under credit facilities in the current environment.
Despite this, elevated interest rates can represent an opportunity for us in the medium to long term, notably;
•As of December 31, 2023, we held approximately 17% of our portfolio, or $3.1 billion, in fixed maturities with floating interest rates which, should interest rates remain elevated, will be accretive to future investment book yields. We have earned $244 million and $155 million of net investment income from our floating rate investments for the years ended December 31, 2023 and 2022, respectively, which were generally indexed to LIBOR10 through June 30, 2023 and SOFR thereafter.
•Higher interest rates have provided us with the opportunity to reinvest at higher yields as our securities mature or as we invest a significant portion of consideration received from new business into fixed maturities.
We expect that the cumulative unrealized losses we have recognized on our fixed maturities since 2022 will be recouped as these assets get closer to their maturity and the prices pull to par, assuming we do not, or are otherwise not required to, sell such investments prior to maturity. We may also undertake tactical repositioning of our portfolio as opportunities arise to achieve better alignment with our investment strategy, rather than waiting for certain fixed maturities to pull to par, which may result in the recognition of previously unrealized losses within our income statement with a corresponding reclassification adjustment in other comprehensive income (such adjustments would be neutral to equity since the unrealized losses are already recorded as a component of accumulated other comprehensive income). Such repositioning may also have a corresponding impact to our investment book yield.
Despite a strong finish to 2023, we expect global equity markets to remain volatile in 2024, and this, combined with our reporting lag on certain investments, may impact the valuation of our non-core risk investments. We invest in public and private assets, which may vary in the magnitude of their exposure to any potential economic recession and other macroeconomic factors.
10 LIBOR was ceased on June 30, 2023 and replaced by the Secured Overnight Financing Rate (“SOFR”).
Enstar Group Limited | 2023 Form 10-K                 90

Item 7 | Management Discussion and Analysis | Current Outlook

Despite these challenges, we remain committed to our strategic asset allocation and expect our non-core investments to provide attractive risk adjusted returns and diversification benefits over the medium to long term.
Inflation

We continue to monitor the inflationary impacts resulting from pandemic-related government stimulus and labor force supply pressures on our loss cost trends.
Commencing in 2021, economic inflation rose significantly before peaking in mid-2022 and returning to low single digits. During this period our net loss reserves have not been significantly impacted by these inflationary pressures.
Social inflation has been a persistent headwind for the industry for some time. We continue to monitor and seek to actively resolve claims in difficult judicial districts. We closely follow these trends and proactively set appropriate reserves.
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
Geopolitical Conflicts

Heightened geopolitical conflicts, including the Russian invasion of Ukraine and the more recent conflicts in the Middle East, are directly and indirectly (through comprehensive sanctions regimes) contributing to increased commodity prices, disrupted supply chains, global financial market volatility and significant industry losses.
We continue to monitor our direct investment and underwriting risks and our acquisition pipeline as a result of these ongoing conflicts. To date, we are not aware of operational disruption to us or our third party service providers as a result of these conflicts, and we have not identified any significant direct impacts from these events. We also continue to monitor for, and respond to, all changes in the global sanctions regime, updating our procedures accordingly.
Minimum Corporate Income Tax

In December 2021, the OECD released the final model rules on Pillar II, an initiative proposing a global minimum tax rate of 15% designed to ensure large multinational enterprises pay a minimum level of tax on the income arising in each jurisdiction where they operate. We have several subsidiaries in jurisdictions that have enacted, or intend to enact, Pillar II legislation, including the U.K., Australia, Belgium, Hong Kong, and the Netherlands. Although we do not expect Pillar II taxes in these jurisdictions to have a material impact on our operations, the actual impact will depend on how these rules are ultimately transposed into the local legislation of the countries we operate in.
In response to Pillar II initiatives, the government of Bermuda enacted a 15% corporate income tax in December 2023 that will become effective January 1, 2025. Based on our substantial operations in Bermuda, we expect a meaningful portion of our income will be subject to the Bermuda corporate income tax. However, we also expect to benefit from electing the Economic Transition Adjustment, which is intended to support a fair and equitable transition into the Bermuda tax regime and is expected to reduce our tax expense over the coming years.
We continue to monitor ongoing developments relating to these new tax regimes.
Enstar Group Limited | 2023 Form 10-K                 91

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
Liquidity and Capital Resources Highlights
Sources of Cash During 2023:
•We borrowed (and subsequently fully repaid) $150 million of loans under our revolving credit facility, which were used as a short term liquidity bridge11 to fund the repurchase of our outstanding non-voting convertible ordinary shares during the first quarter of 2023;
•We received cash, restricted cash and cash equivalents from the QBE, RACQ and AIG transactions of $502 million in the aggregate;
•We received $94 million as consideration for the novation of the Enhanzed Re reinsurance closed block of life annuity policies; and
•We received $48 million of consideration for partial settlement following the sale of our interest in Citco.
Uses of Cash During 2023:
•We repurchased 1,597,712 of our outstanding non-voting convertible ordinary shares for an aggregate price of $341 million;
•We repurchased 841,735 of our voting ordinary shares for an aggregate price of $191 million;
•We repurchased the entire 24.9% ownership interest Allianz held in Enhanzed Re for $175 million;
•We repurchased the entire 41.0% ownership interest Trident V Funds and Dowling Capital held in SSHL for $182 million, of which $119 million was paid in cash; and
•We paid $36 million of cash dividends on our Series D and E Preferred Shares.
As of December 31, 2023, we had $564 million of cash and cash equivalents, excluding restricted cash, that supports (re)insurance operations. Included in this amount was $235 million held by our foreign subsidiaries outside of Bermuda.
We closed 2022 with a group solvency capital ratio of 210%. Based upon our strong financial fundamentals and funding sources available to us, we continue to believe we have access to adequate liquidity and capital resources to meet business requirements under current market conditions and reasonably possible stress scenarios for the foreseeable future. We continuously monitor our liquidity and capital positions and adjust as required by market conditions.
11 The drawdown was fully repaid in the first quarter 2023 once proceeds from the sale of fixed maturities, trading and equities was received.
Enstar Group Limited | 2023 Form 10-K                 92

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

Under the eligible capital rules of the Bermuda Monetary Authority (“BMA”), our Preferred Shares qualify as Tier 2 capital when considering the Bermuda Solvency Capital Requirements (“BSCR”).
For purposes of the financial covenants in our credit facilities, total debt excludes hybrid capital (defined as our Junior Subordinated Notes) not exceeding 15% of total capital attributable to Enstar. As of December 31, 2023, we were in compliance with the financial covenants in our credit facilities.
Liquidity and Capital Resources of Holding Company and Subsidiaries

Holding Company Liquidity
As of December 31, 2023, holding company cash and cash equivalents amounted to $6 million (December 31, 2022: $15 million). We conduct substantially all of our operations through our subsidiaries. As such, the potential sources of liquidity to Enstar as a holding company consist of cashflows from our subsidiaries, including dividends, advances and loans, and interest income on loans to our subsidiaries. We have available credit loan facilities, and we have obtained funding through the issuance of senior notes and preferred shares. The holding company also guaranteed our Junior Subordinated Notes issued by one of our subsidiaries in prior years.
In May 2023, we and certain of our subsidiaries, as borrowers and guarantors, amended and restated our existing revolving credit agreement, which we originally entered in August 2018. The amendment and restatement increased the total commitments under the revolving credit facility from $600 million to $800 million and extended the expiry date to May 30, 2028. We have the option to request additional commitments under the facility by up to an aggregate amount of $200 million, which the existing lenders, in their discretion, or new lenders, may provide. Under the amended and restated facility, we may borrow revolving loans or request the issuance of syndicated or fronted letters of credit, in each case on a senior, unsecured basis, and pricing will continue to be based on a per annum rate comprising a reference rate determined based on the type of loan we borrow plus a margin based on our long term senior unsecured debt ratings. As of December 31, 2023, we had $800 million of available unutilized capacity under this unsecured revolving credit agreement.
We use cash to fund new acquisitions of companies. We also utilize cash for our operating expenses associated with being a public company and to pay dividends on our preferred shares and interest and principal on loans from subsidiaries and debt obligations, including loans under our credit facilities, our Senior Notes and our Junior Subordinated Notes.
Enstar Group Limited | 2023 Form 10-K                 93

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
As we are a holding company and have no substantial operations of our own, our assets consist primarily of investments in subsidiaries and our loans and advances to subsidiaries. Dividends from our (re)insurance subsidiaries are restricted by (re)insurance laws and regulations, as described below. The ability of all of our subsidiaries to make distributions and transfers to us may also be restricted by, among other things, other applicable laws and regulations and the terms of our credit facilities and our subsidiaries' bank loans and other issued debt instruments. During the year ended December 31, 2023, we did not receive any dividends from, and we did not distribute funds to, our subsidiaries. During the year ended December 31, 2022, we received $614 million in dividends and return of capital from our subsidiaries, comprising $14 million of cash distributions and $600 million in equity securities and settlement of loan receivables. We also distributed $102 million to our subsidiaries.
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
Based on existing tax laws, regulations and our current intentions, there were no accruals as of December 31, 2023 for any material withholding taxes on dividends or other distributions.
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
Liquidity in Operating Companies
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
As of December 31, 2023, our (re)insurance subsidiaries’ capital requirement levels were in excess of the applicable minimum levels required.
Our subsidiaries' ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding credit facility agreements and other debt instruments. Variability in ultimate loss payments and collateral amounts required may also result in increased liquidity requirements for our subsidiaries.
Enstar Group Limited | 2023 Form 10-K                 94

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

Sources and Uses of Cash

Cash and cash equivalents decreased by $500 million in 2023, which was largely due to cash used in financing and investing activities of $861 million and $148 million, respectively, partially offset by cash provided by operating activities of $523 million.
Cash and cash equivalents decreased by $762 million in 2022, which was largely due to cash used in investing and financing activities of activities of $919 million and $116 million, respectively, partially offset by cash provided by operating activities of $257 million.
Cash and cash equivalents increased by $495 million in 2021, which was largely due to cash provided by operating activities of $3.8 billion, partially offset by cash used in investing and financing activities of $2.6 billion and $737 million, respectively.

	Analysis of Sources and Uses of Cash
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	(in millions of U.S. dollars)
Operating Cash Flow Activities
Net paid losses	$(2,467)	$(1,680)	$(1,431)	$(787)	$(249)
Cash acquired on completion of acquisitions and new business	502	140	2,015	362	(1,875)
Net sales and maturities of trading securities	1,038	926	3,111	112	(2,185)
Net investment income	574	416	357	158	59
Cash consideration received for novation	94	—	—	94	—
Other sources (uses)	782	455	(251)	327	706
Net cash flows provided by operating activities	$523	$257	$3,801	$266	$(3,544)
Investing Cash Flow Activities
Net sales and maturities (maturities) of AFS securities	173	207	(2,148)	(34)	2,355
Net purchases of other investments	(381)	(1,132)	(580)	751	(552)
Impact of consolidating the opening cash and restricted cash balances of the InRe Fund	—	—	574	—	(574)
Other sources (uses)	60	6	(419)	54	425
Net cash flows used in investing activities	$(148)	$(919)	$(2,573)	$771	$1,654
Financing Cash Flow Activities
Net proceeds from loans	—	138	242	(138)	(104)
Preferred share dividends	(36)	(36)	(36)	—	—
Share repurchases	(531)	(163)	(942)	(368)	779
Acquisition of noncontrolling and redeemable noncontrolling shareholders’ interests in subsidiaries	(294)	—	—	(294)	—
Other uses	—	(55)	(1)	55	(54)
Net cash flows used in financing activities	$(861)	$(116)	$(737)	$(745)	$621
Analysis of Sources and Uses of Cash
Operating Cash Flow Activities
2023 vs 2022: the $266 million increase in cash provided by operating activities was driven by an increase in other sources of cash, primarily generated by the release of funds held balances to cover net paid claims on certain portfolios and an increase in cash received as partial consideration for new business of $362 million, which included the QBE and RACQ LPTs and the AIG transaction in 2023 in comparison to the Argo and Probitas LPTs in 2022, an increase in net investment income received of $158 million and $94 million received in relation to the novation of the Enhanzed Re life reinsurance policies in 2023. This was partially offset by an increase in net paid losses of $787 million, which are being driven by the Aspen, Argo and QBE LPTs we assumed over the past two years.
2022 vs 2021: the $3.5 billion decrease in cash provided by operating activities was driven by a decrease in the net sales and maturities of trading securities of $2.2 billion, which was primarily driven by the deployment of the InRe
Enstar Group Limited | 2023 Form 10-K                 95

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

funds, liquidated in 2021, into other investments in line with our asset allocation strategy. The decrease was further driven by a reduction in cash provided from acquisitions of new business of $1.9 billion, as a result of receiving increased non-cash consideration in 2022, including $1.9 billion of funds held by reinsured companies in relation to the Aspen LPT and $520 million of fixed income securities, AFS, in relation to the Argo LPT, in comparison to 2021. The decrease was partially offset by increases of $706 million from other sources, primarily generated by the release of funds held balances to cover net paid claims on certain portfolios, and $59 million from net investment income received.
Investing Cash Flow Activities
2023 vs 2022: the $771 million decrease in cash used in investing activities was primarily due to a decrease in the net purchases of other investments of $751 million, as the 2022 purchases driven by the deployment of the InRe liquidated funds were significantly more material than the 2023 purchases made in line with our strategic asset allocation and development of funds acquired in the LPT and insurance contract transactions during the year.
2022 vs 2021: the $1.7 billion decrease in cash used in investing activities was primarily due to net sales and maturities of fixed income securities, AFS, of $207 million in 2022, in comparison to net purchases of $2.1 billion in 2021, partially offset by an increase in purchases of other investments, primarily driven by the deployment of the InRe funds, of $552 million.
Financing Cash Flow Activities
2023 vs 2022: the $745 million increase in cash used in financing activities was primarily driven by an increase in share repurchases of $368 million, as a result of repurchasing all of our 1,597,712 outstanding non-voting convertible ordinary shares and 841,735 of our voting ordinary shares in 2023 in comparison to repurchasing 697,580 of our voting ordinary shares in 2022. During 2023, we also acquired the remaining 24.9% equity interest in Enhanzed Re from Allianz for $175 million and the remaining 41.0% equity interest in SSHL from the RNCI holders for partial cash consideration of $119 million. The increase in cash used in financing activities was further driven by a decrease in the net proceeds from loans of $138 million.
2022 vs 2021: the $621 million decrease in cash used in financing activities was primarily driven by the decrease in share repurchases of $779 million, as our 2021 share repurchases were driven by strategic repurchases, including $879 million attributable to the repurchase of Hillhouse Group’s entire interest in Enstar, in addition to a decrease in the net proceeds from loans of $104 million.

Debt Obligations

We utilize debt financing and loan facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes.
Our debt obligations as of December 31, 2023 and 2022 were as follows:

			December 31,
	Origination	Term	2023	2022
			(in millions of U.S. dollars)
4.95% Senior Notes due 2029	May 2019	10 years	$496	$496
3.10% Senior Notes due 2031	August 2021	10 years	496	495
Total Senior Notes			992	991
5.75% Junior Subordinated Notes due 2040	August 2020	20 years	345	345
5.50% Junior Subordinated Notes due 2042	January 2022	20 years	494	493
Total Junior Subordinated Notes			839	838
Total debt obligations			$1,831	$1,829
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
Enstar Group Limited | 2023 Form 10-K                 96

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

requirements, contractual restrictions, general market conditions and applicable regulatory, legal and accounting factors.
Credit Ratings
The following table presents our credit ratings as of February 22, 2024:

Credit ratings (1)	Standard and Poor’s	Fitch Ratings
Long-term issuer	BBB+ (Outlook:Stable)	BBB+ (Outlook: Stable)
2029 Senior Notes	BBB+	BBB
2031 Senior Notes	BBB	BBB
2040 and 2042 Junior Subordinated Notes	BBB-	BBB-
Series D and E Preferred Shares	BBB-	BBB-
(1) Credit ratings are provided by third parties, Standard and Poor’s and Fitch Ratings, and are subject to certain limitations and disclaimers. For information on these ratings, refer to the rating agencies’ websites and other publications.
Agency ratings are not a recommendation to buy, sell or hold any of our securities and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating12.
12 For information on risks related to our credit ratings, refer to "Item 1A. Risk Factors - Risks Relating to Liquidity and Capital Resources" and "Item 1A. Risk Factors - Risks Relating to Ownership of our Shares."
Enstar Group Limited | 2023 Form 10-K                 97

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

Contractual Obligations

The following table summarizes, as of December 31, 2023, our future payments under material contractual obligations and estimated payments for losses and LAE by expected payment date for the Run-off segment. The table includes only obligations that are expected to be settled in cash.

		Short-term	Long Term
	Total	Less than 1 Year	1 - 3 years	3 - 5 years	6 - 10 years	More than 10 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE for the Run-off segment (1)
Asbestos	$1,576	$158	$275	$234	$323	$586
Environmental	312	42	63	48	70	89
General Casualty	4,170	844	876	508	1,039	903
Workers' compensation/personal accident	1,942	187	320	272	396	767
Marine, aviation and transit	360	149	98	36	34	43
Construction defect	317	112	78	63	48	16
Professional indemnity/ Directors & Officers	2,109	528	647	354	457	123
Motor	828	202	188	94	111	233
Property	338	122	114	54	37	11
Other	441	137	126	57	57	64
Total outstanding losses and IBNR	12,393	2,481	2,785	1,720	2,572	2,835
ULAE	386	77	87	55	74	93
Total estimated gross reserves for losses and LAE for the Run-off segment (1)	12,779	2,558	2,872	1,775	2,646	2,928
Financing Activities
Loan repayments (including estimated interest payments)	2,939	58	180	179	1,297	1,225
Total	$15,718	$2,616	$3,052	$1,954	$3,943	$4,153
(1)     The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of December 31, 2023 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the consolidated financial statements as of December 31, 2023 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.
Reserves for Losses and LAE
We generally attempt to match the duration of our investment portfolio to the duration of our liability profile. We generally seek to maintain investment portfolios that are shorter or of equivalent duration to the liabilities in order to provide liquidity for the settlement of losses and, where possible, to avoid having to liquidate longer-dated investments. The settlement of liabilities also has the potential to accelerate the natural payout of losses, which may require additional liquidity. As of December 31, 2023 and 2022, the weighted average durations of our Run-off segment gross reserves for losses and LAE were 4.72 years and 4.65 years, respectively. The increase from 2022 to 2023 was driven by the longer estimated payout period of recently acquired loss reserves, partially offset by shorter average payouts from new acquisitions.
Debt Obligations
The amounts presented in this table represent Enstar’s total debt obligations. Refer to the ‘Debt Obligations’ section above for further details.
Enstar Group Limited | 2023 Form 10-K                 98

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

Share Repurchases and Dividends

We believe that the best investment is in our business, by funding future transactions and meeting our financing obligations. We may choose to return value to shareholders in the form of share repurchases or dividends. To date, we have not declared any dividends on our ordinary shares. For details on our share repurchase programs and strategic share repurchases, refer to Note 20 to our consolidated financial statements. We may re-evaluate this strategy from time to time based on overall market conditions and other factors.
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
Off-Balance Sheet Arrangements

As of December 31, 2023, we have entered into certain investment commitments and parental guarantees13. We do not believe it is reasonably likely that these arrangements will have a material unplanned current or future effect on our financial condition as they are considered in normal course of business and on-going stress testing.
We also utilize unsecured and secured letters of credit14 (“LOCs”) and a deposit facility.
The following table represents our outstanding unfunded investment commitments and letters of credit by duration as of December 31, 2023:

	Short-term	Long Term
	Less than 1 Year	More than 1 Year	Total
	(in millions of U.S. dollars)
Investing Activities
Unfunded investment commitments	410	1,319	1,729
Financing Activities
Letters of credit	—	1,780	1,780

13 Refer to Note 26 to our consolidated financial statements for further details.
14 Refer to Note 18 to our consolidated financial statements for further details.
Enstar Group Limited | 2023 Form 10-K                 99

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
As of December 31, 2023 and 2022, IBNR reserves (net of reinsurance balances recoverable) accounted for $5.4 billion, or 46.9%, and $6.1 billion, or 51.3%, respectively, of our total Run-off net losses and LAE reserves, excluding ULAE15.
Our estimate of loss reserves for each portfolio generally relies on the following key judgments:
•The degree of reliance upon historic actual claims trends or industry data for claims trends.
•Separation of each portfolio into homogenous data sets, generally by line of business, or reserving class.
•Methods used in analyzing and projecting potential reserve positions and the mix of methods selected to form an aggregate reserve position for each portfolio16.
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
15 For a breakdown of our Run-off gross and net losses and LAE reserves by line of business, and ULAE, as of December 31, 2023 and 2022, refer to Note 11 to our consolidated financial statements.
16Refer to Note 11 to our consolidated financial statements for further description of the methodologies used for establishing reserves.
Enstar Group Limited | 2023 Form 10-K                 100

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
Loss Reserving (Latent Claims)
Sensitivity to Underlying Assumptions of our Actuarial Methods
While we believe our reserve for losses and LAE at December 31, 2023 is reasonable, the estimation of these reserves is a complex process that depends on a number of factors and assumptions. As noted previously, our best estimate of our loss reserves involves considerable judgement, considering the results from a number of reserving methodologies. Therefore, these estimates are susceptible to changes in assumptions. We consider each of the following sensitivities a reasonable deviation for the key assumptions for each of our significant lines of business.

Line of Business	Net Reserves		Sensitivity	Estimated range in variation
(in millions of U.S. Dollars)
Asbestos	$1,517	[17]	+/- 10% in expected number of claims +/- 10% in average indemnity	+/- $115 +/- $150
General Casualty	4,068		+/- 10% in tail costs (5+ years) +/- 1% in loss cost trend	+/- $190 +/- $265
Workers’ Compensation	1,741		+/- 2.5% increase in medical inflation	+/- $360
Professional Indemnity/Directors and Officers	1,985		+/- 2.5% in loss cost trend	+/- $185
Motor	655		+/- 2.5% in loss cost trend	+/- $40
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
17
Enstar Group Limited | 2023 Form 10-K                 101

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

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
As of December 31, 2023 and 2022, the net loss reserves for asbestos-related claims comprised 13.0% and 13.6%, respectively, of total Run-off net reserves for losses and LAE liabilities excluding ULAE. In addition as of December 31, 2023 and 2022, we also had $734 million and $786 million of defendant asbestos liabilities, respectively18 .
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
As of December 31, 2023 and 2022, the net loss reserves for environmental pollution-related claims comprised 2.6% and 2.8%, respectively, of total Run-off net reserves for losses and LAE excluding ULAE. In addition, at both December 31, 2023 and 2022 we had $10 million of accrued direct environmental liabilities19.
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
•Methods used in analyzing and projecting potential reserve positions and the mix of methods selected to form an aggregate reserve position for each portfolio20.
18 As described in Note 13 in our consolidated financial statements.
19 As described in Note 13 in our consolidated financial statements.
20 Refer to Note 11 in our consolidated financial statements, for further description of the methodologies used for establishing reserves.
Enstar Group Limited | 2023 Form 10-K                 102

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

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
Change in Reserve Assumptions
Changes in reserve estimates can be driven by updated experience and by changes in assumptions. These are linked as updated information leads to changes in assumptions. We have estimated what portion of changes in ultimate losses from acquisition years 2014 to 2023 are attributable to experience and what portion are attributable to assumptions.

Line of Business	Change in Ultimate Losses	Change due to Experience	Change due to Assumptions
Asbestos	0.9%	0.8%	0.1%
General Casualty	2.1%	0.7%	1.4%
Workers’ Compensation	(5.9)%	(3.1)%	(2.8)%
Professional Indemnity/Directors and Officers	(0.3)%	(2.4)%	2.1%
Motor	(1.1)%	(0.1)%	(1.0)%
Defendant asbestos and environmental liabilities

Defendant A&E liabilities on our consolidated balance sheets include amounts for indemnity and defense costs for pending and future claims, determined using standard actuarial techniques for asbestos-related exposures. Defendant A&E liabilities also include amounts for environmental liabilities associated with our properties. These are non-insurance liabilities since they are held by non-insurance subsidiaries and are presented separately on our consolidated balance sheets. These reserves will be sensitive to similar industry trends and assumptions as observed in our A&E reserves as described under the Loss and LAE section above, specifically claim trends and indemnity. However, we use utilize different methodologies to estimate the defendant A&E liabilities as compared to our loss reserves21.
Key drivers for this estimate are the amount of future claim filings and average indemnity, which are key indicators of the amount of liabilities. The table below provides sensitivities of these drivers for defendant A&E.

Net Liability	Sensitivity	Estimated Range in Variation
(in millions of U.S. Dollars)
$527	+/- 10% in expected number of claims +/- 10% in average indemnity	+/- $40 +/- $55
Change in Liability Assumptions
Similar to reserves, changes in defendant A&E liabilities can be driven by updated experience and by changes in assumptions. These are linked as updated information leads to changes in assumptions. We have estimated what portion of changes in the liabilities are attributable to experience and what portion are attributable to assumptions22.
21 As described in Note 13 in our consolidated financial statements.
22 For information on our defendant A&E liabilities, refer to Note 2 and Note 13 in our consolidated financial statements.
Enstar Group Limited | 2023 Form 10-K                 103

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

Change in Total Liability	Change due to Experience	Change due to Assumptions
(in millions of U.S. Dollars)
$1	$1	$—
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
•our forecast of future taxable income considers several factors, including actual net income in recent years, future sustainability and likelihood of positive earnings; and
•tax planning strategies.
Projections of future taxable income incorporate assumptions of future business and operations that may differ from actual experience.
If our assumptions and estimates that resulted in our forecast of future taxable income prove to be incorrect, an additional valuation allowance could become necessary, which could have a material adverse effect on our financial condition.
From 2022 to 2023, we recorded a net decrease in our valuation allowance of $25 million, primarily due to a $27 million partial valuation allowance release and utilization of $5 million of deferred tax assets in the U.S. jurisdiction. In the U.K. and EU jurisdictions, we recorded a valuation allowance increase of $16 million primarily due to the losses for which a net tax benefit was not recognized for the period. The remaining valuation allowance releases totaling $9 million relate to a reduction in deferred tax assets associated with decreases in unrealized losses on investment securities reported in AOCI in the U.S. and U.K. jurisdictions. In assessing the recoverability of the DTA, we consider forecasts of future income for our U.S. business using assumptions about future macroeconomic and company specific conditions and events. While our forecasts of future taxable income have remained consistent, these forecasts are judgmental and involve a level of uncertainty, such that a 10% increase to forecasted future income could decrease the valuation allowance by up to 4% or $6 million and a 10% decrease to forecasted future income could increase the valuation allowance by up to 8% or $12 million23.
Bermuda Corporate Income Tax

In December 2023, legislation implementing a Corporate Income Tax Act 2023 (“the Act”) in Bermuda was enacted. The Bermuda income tax regulations aim to closely align with the global anti-base erosion rules of the Organization for Economic Co-operation and Development to ensure consistent and predictable tax outcomes. The Act includes a provision referred to as the Economic Transition Adjustment ("ETA"), which is intended to provide a fair and equitable transition into the tax regime.
The ETA allows Bermuda subject entities to establish tax basis in the assets and liabilities of such Bermuda entities (as of September 30, 2023 (the “Basis Valuation Date”)) using fair values which results in deductible and taxable temporary differences which are reflected as deferred income tax assets and liabilities in the financial statements. For each asset and liability subject to the adjustment, the amount of the adjustment would generally be the difference, as of the Basis Valuation Date, between each asset/liability’s fair market value and the carrying value of the item in the consolidated financial statements. As the ETA is assessed based on fair value only as of the Basis Valuation Date, it is not subsequently reassessed and therefore, not subject to any sensitivities to changes in fair value.
The application of the ETA resulted in our recognition of a deferred tax asset of $205 million in 2023. We have not recorded a valuation allowance against these deferred tax assets as of December 31, 2023.24
23 For information on valuation allowances on deferred tax assets, refer to "Income Taxes" within Note 2 in our consolidated financial statements.
24 For additional information on our income taxes, including the Bermuda corporate income tax, refer to Item 1A and Note 23 to the consolidated financial statements.
Enstar Group Limited | 2023 Form 10-K                 104

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

The most significant deferred tax asset recognized relates to the fair value adjustments for the liability for losses and LAE. We used an internal model to calculate the fair value of the liability for losses and LAE, which is consistent with the model used for the liability for losses and LAE under contracts for which we had elected the fair value option.25
We may be required to change our provision for income taxes when estimates used in determining valuation allowances on deferred tax assets change, or when receipt of new information indicates the need for adjustment in valuation allowances, however, such changes would need to be significant to establish a valuation allowance. Additionally, future events, such as changes in Bermuda tax laws and tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported on the financial statements in the year these changes occur.
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

Sensitivity	Investments	Estimated Range in Variation
	(in millions of U.S. dollars)
+/- 10% peer multiple	$265	+/- $26
+/- 3 year exit term	$181	+/- $22

Fair Value Option - Insurance Contracts
We have elected to apply the fair value option for certain reinsurance contracts including, loss portfolio transfers ("LPTs") and reinsurance to close ("RITC") transactions. This is an irrevocable election that applies to all balances under the reinsurance contract, including reinsurance balances recoverable on paid and unpaid losses and the liability for losses and LAE. The primary reason for electing the fair value option was to reduce the earnings volatility created by carrying the liabilities for losses and LAE at cost and the assets supporting those liabilities at fair value. During 2017 and 2018, we elected the fair value option on certain LPTs and classified the supporting portfolio investments as trading securities, whereby all changes in fair value were recorded in the statements of operations. Commencing in 2019, we discontinued electing the fair value option on new business in order to better align with our evolving investment objectives.
The fair value of the liability for losses and LAE and reinsurance recoverable under these contracts is presented separately in our consolidated balance sheet as of December 31, 2023 and 2022. Changes in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses are included in net incurred losses and LAE in our consolidated statement of operations.
25 Refer to Fair Value Option - Insurance Contracts within the Critical Accounting Estimates for additional information on the model and key assumptions used to calculate the fair value of the liability for losses and LAE.
Enstar Group Limited | 2023 Form 10-K                 105

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

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
We consider the following sensitivity a reasonable deviation for these key assumptions26:

Net Fair Value Liabilities	Sensitivity	Estimated Range in Variation
(in millions of U.S. dollars)
$946	+/- 50bps WACC	+/- $5
$946	+/- 1 year in average payout	+/- $30
$946	+/- 50bps yield curve	+/- $25
While the yield curve is an observable input since it is based on readily determinable corporate bond rates, it generally has the biggest impact to the fair value in a given year apart from changes in loss estimates. During 2023, there was substantial volatility in the yield curves and a net $18 million increase in the liability. In 2022, there was a $21 million decrease in the liability due to a 0.45% increase in the credit spread for non-performance risk as credit spreads had widened with the increase in yield curve. This assumption remained unchanged during 2023.
The WACC remained unchanged from 2020 until 2023 when it was increased by 0.50%, resulting in a $7 million increase in the liability.
The average payout period of the liability is adjusted every period to reflect actual net payments during the period and expected future payments, and any acceleration or deceleration of the estimated payment pattern will impact the average payout period that would result in an impact to the value of the liability. Changes in the average payout period resulted in a $32 million increase in the liability, which contributed to the majority of the $78 million increase in the fair value of liabilities during 2023 along with the volatility in the yield curves.
During 2023, there was a slight deceleration in the payment pattern, which increased the average payout period and resulted in a $1 million decrease to the liability.
26The observable and unobservable inputs used in the model are further described in Note 14 in our consolidated financial statements.
Enstar Group Limited | 2023 Form 10-K                 106

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

Recently Issued Accounting Pronouncements Not Yet Adopted27
We have summarized below Accounting Standard Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) during 2023 that may have an impact to Enstar but have not yet been adopted:

ASU	Date Issued	Summary of Guidance	Effective Date	Expected Impact to Enstar
ASU 2023-07 - Improvements to Reportable Segment Disclosures	November 2023	Amends required disclosures under Topic 280 - Segment Reporting, including the requirement to include annual disclosures on an interim basis and permitting one or more additional measures of segment profit or loss if used by the CODM in assessing segment performance and allocating resources, among other changes.	Annual reporting periods beginning after December 15, 2023 and interim periods beginning after December 31, 2024. Must be applied retrospectively. Early adoption permitted.	We will be required to expand our segment disclosures. We are currently determining the period in which the new guidance will be adopted.
ASU 2023-09 - Improvements to Income Tax Disclosures	December 2023	Amends required disclosures under Topic 740 - Income Taxes, including the requirement to disclose specific categories and other reconciling items above a 5% threshold within the rate reconciliation and additional disaggregation of income taxes paid, among other changes.	Annual reporting periods beginning after December 15, 2024. Should be applied prospectively, however, retrospective application is permitted. Early adoption is permitted.	We will be required to expand our income tax disclosures. We are currently determining the period in which the new guidance will be adopted and whether we elect to adopt it on a prospective or retrospective basis.
27See Note 2 to the consolidated financial statements for a more detailed discussion of recently issued accounting pronouncements not yet adopted, as well as newly adopted accounting pronouncements.
Enstar Group Limited | 2023 Form 10-K                 107

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
We are principally exposed to four types of market risk: interest rate risk; credit risk; equity price risk and foreign currency risk. Our policies to address these risks in 2023 are not materially different than those used in 2022, and based on our current knowledge and expectations, we do not currently anticipate significant changes in our market risk exposures or in how we will manage those exposures in future reporting periods. However, due to the ongoing uncertainty and volatility in financial markets as a result of continued inflationary pressure, ongoing disruptions and decoupling of supply chains, geopolitical conflicts and tensions and various governmental responses thereto, we expect interest rates, credit spreads and global equity markets to remain volatile in the near-term. Furthermore, inflation and tightening of financial conditions by global central banks have increased the risk of defaults across many industries. As a result, we continue to closely monitor market risk during this time.
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
The following tables, presented on a consolidated, Run-off and Legacy Underwriting business and Assumed Life business basis (Assumed Life is only presented as of December 31, 2022, as all operations of the segment were ceased during 2023), summarize the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant in our fixed maturity and short-term investments portfolio classified as trading and AFS, our funds held directly managed portfolio and our fixed income funds and our fixed income exchange-traded funds, and excludes investments classified as held-for-sale:

	Consolidated
	Interest Rate Shift in Basis Points
As of December 31, 2023	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$10,600	$10,364	$10,139	$9,925	$9,721
Market Value Change from Base	4.5%	2.2%	—	(2.1)%	(4.1)%
Change in Unrealized Value	$461	$225	$—	$(214)	$(418)

As of December 31, 2022	-100	-50	—	+50	+100
Total Market Value (1)	$10,794	$10,513	$10,246	$9,993	$9,755
Market Value Change from Base	5.3%	2.6%	—	(2.5)%	(4.8)%
Change in Unrealized Value	$548	$267	$—	$(253)	$(491)
(1)     Excludes equity exchange-traded funds of $38 million and $439 million for the years ended December 31, 2023 and 2022, respectively, which are included in the Equity Price Risk section below.
Enstar Group Limited | 2023 Form 10-K                 108

Item 7A | Quantitative and Qualitative Disclosures About Market Risk

	Run-off and Legacy Underwriting
	Interest Rate Shift in Basis Points
As of December 31, 2023	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$10,600	$10,364	$10,139	$9,925	$9,721
Market Value Change from Base	4.5%	2.2%	—%	(2.1)%	(4.1)%
Change in Unrealized Value	$461	$225	$—	$(214)	$(418)

As of December 31, 2022	-100	-50	—	+50	+100
Total Market Value (1)	$9,773	$9,550	$9,338	$9,136	$8,945
Market Value Change from Base	4.7%	2.3%	—%	(2.2)%	(4.2)%
Change in Unrealized Value	$435	$212	$—	$(202)	$(393)
(1)     Excludes equity exchange-traded funds of $38 million and $439 million as of December 31, 2023 and December 31, 2022, respectively, which are included in the Equity Price Risk section below.

	Assumed Life
	Interest Rate Shift in Basis Points
As of December 31, 2022	-100	-50	—	+50	+100
Total Market Value	$1,021	$963	$908	$857	$810
Market Value Change from Base	12.4%	6.1%	—%	(5.6)%	(10.8)%
Change in Unrealized Value	$113	$55	$—	$(51)	$(98)
Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturities, short-term investments, funds held - directly managed, fixed income funds and fixed income exchange-traded funds may be materially different from the resulting change in value indicated in the tables above.
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

	Consolidated
	Credit Spread Shift in Basis Points
As of December 31, 2023	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$10,589	$10,360	$10,139	$9,928	$9,725
Market Value Change from Base	4.4%	2.2%	—	(2.1)%	(4.1)%
Change in Unrealized Value	$450	$221	$—	$(211)	$(414)

As of December 31, 2022	-100	-50	—	+50	+100
Total Market Value (1)	$10,797	$10,515	$10,246	$9,991	$9,749
Market Value Change from Base	5.4%	2.6%	—	(2.5)%	(4.9)%
Change in Unrealized Value	$551	$269	$—	$(255)	$(497)
(1) Excludes equity exchange-traded funds of $38 million and $439 million for the years ended December 31, 2023 and December 31, 2022, respectively, which are included in the Equity Price Risk section below.
Enstar Group Limited | 2023 Form 10-K                 109

Item 7A | Quantitative and Qualitative Disclosures About Market Risk

	Run-off and Legacy Underwriting
	Credit Spread Shift in Basis Points
As at December 31, 2023	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$10,589	$10,360	$10,139	$9,928	$9,725
Market Value Change from Base	4.4%	2.2%	—%	(2.1)%	(4.1)%
Change in Unrealized Value	$450	$221	$—	$(211)	$(414)

As at December 31, 2022	-100	-50	—	+50	+100
Total Market Value (1)	$9,771	$9,550	$9,338	$9,136	$8,943
Market Value Change from Base	4.6%	2.3%	—%	(2.2)%	(4.2)%
Change in Unrealized Value	$433	$212	$—	$(202)	$(395)
(1)     Excludes equity exchange-traded funds of $38 million and $439 million as of December 31, 2023 and December 31, 2022, respectively, which are included in the Equity Price Risk section below.

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
Fixed Maturities and Short-Term Investments

As a holder of $9.5 billion of fixed maturity and short-term investments, including fixed maturities within our funds held - directly managed, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturities of short-to-medium duration. At December 31, 2023, 36.0% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2022: 36.9%) with 4.8% rated lower than BBB- or non-rated (December 31, 2022: 6.5%). The portfolio as a whole, including cash, restricted cash, fixed maturity and short term investments and funds held - directly managed, had an average credit quality rating of A+ as of December 31, 2023 (December 31, 2022: A+). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we believe we do not have significant concentrations of credit risk.
Enstar Group Limited | 2023 Form 10-K                 110

Item 7A | Quantitative and Qualitative Disclosures About Market Risk

A summary of our fixed maturity and short-term investments by credit rating is as follows:

Credit rating	2023	2022	Change
AAA	14.1%	23.3%	(9.2)%
AA	21.4%	13.6%	7.8%
A	39.9%	33.4%	6.5%
BBB	20.4%	23.2%	(2.8)%
Non-investment grade	3.7%	6.0%	(2.3)%
Not rated	0.5%	0.5%	—%
Total	100.0%	100.0%

Average credit rating	A+	A+
Reinsurance Balances Recoverable on Paid and Unpaid Losses

We have exposure to credit risk as it relates to our reinsurance balances recoverable on paid and unpaid losses. Our (re)insurance subsidiaries remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers28.
Funds Held

Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds held balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. Our funds held are presented as a single category within our consolidated balance sheets. Funds held upon which we receive the underlying portfolio investment returns and the contractual right to direct the asset allocation strategies are known as "Funds held - directly managed", and funds held where we receive a fixed crediting rate or other contractually agreed return are known as "Funds held by reinsured companies". Both types of funds held are subject to credit risk. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. As of December 31, 2023, we had funds held concentrations to reinsured companies exceeding 10% of shareholders’ equity of $4.8 billion (December 31, 2022: $5.0 billion) in aggregate. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due.
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
28 A discussion of our reinsurance balances recoverable on paid and unpaid losses is in Note 9 in our consolidated financial statements.
Enstar Group Limited | 2023 Form 10-K                 111

Item 7A | Quantitative and Qualitative Disclosures About Market Risk

	2023	2022	Change
	(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$275	$385	$(110)
Privately held equity investments in common and preferred stocks	344	358	(14)
Private equity funds	1,617	1,282	335
Equity funds	4	3	1
Equity exchange traded funds	38	439	(401)
Fair value of equities at risk	$2,278	$2,467	$(189)

Impact of 10% decline in fair value	$228	$247	$(19)
Hedge Funds

As of December 31, 2023, we had investments of $491 million (December 31, 2022: $549 million) in hedge funds, included within our other investments, at fair value, that have exposure to interest rate, credit spread, and equity price risk given the underlying assets in those funds.
As of December 31, 2023 and 2022, the impact of a 10% decline in the fair value of these investments would have been $49 million and $55 million, respectively.
Convertible Bonds

As of December 31, 2023, we had investments of $20 million (December 31, 2022: $233 million) in convertible bonds, included within our fixed income portfolio, that have exposure to equity price risk given the embedded derivatives in those investments.
As of December 31, 2023, a 10% decline in the underlying equity prices would result in a less than $1 million (December 31, 2022: $8 million) decline in the fair value of these investments. The sensitivity of the convertible bonds to interest rate and credit spread shocks have been included in the interest rate and credit spread analysis above.
Foreign Currency Risk

The table below summarizes our net exposures as of December 31, 2023 and 2022 to foreign currencies:

	AUD	CAD	EUR	GBP	Other	Total
	(in millions of U.S. dollars)
As of December 31, 2023
Total net foreign currency exposure	$34	$(29)	$57	$(44)	$52	$70
Pre-tax impact of a 10% movement in USD(1)	$3	$(3)	$6	$(4)	$5	$7

As of December 31, 2022
Total net foreign currency exposure	$17	$7	$(313)	$96	$29	$(164)
Pre-tax impact of a 10% movement in USD(1)	$2	$1	$(32)	$10	$3	$(16)
(1) Assumes 10% change in U.S. dollar relative to other currencies.
Through our subsidiaries located in various jurisdictions, we conduct our (re)insurance operations in a variety of non-U.S. currencies. We have the following exposures to foreign currency risk:
•Transaction Risk: The functional currency for the majority of our subsidiaries is the U.S. dollar. Within these entities, any fluctuations in foreign currency exchange rates relative to the U.S. dollar has a direct impact on the valuation of our assets and liabilities denominated in other currencies. All changes in foreign exchange rates, with the exception of non-U.S. dollar fixed maturities, AFS, are recognized in our consolidated statements of operations. Changes in foreign exchange rates relating to non-U.S. dollar fixed maturities, AFS are recorded in AOCI in shareholders’ equity. Our subsidiaries with non-U.S. dollar functional currencies are also exposed to fluctuations in foreign currency exchange rates relative to their own functional currency.
Enstar Group Limited | 2023 Form 10-K                 112

Item 7A | Quantitative and Qualitative Disclosures About Market Risk

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

Enstar Group Limited | 2023 Form 10-K                 113

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules other than those listed above are omitted as they are not applicable or the information has been included in the consolidated financial statements, notes thereto, or elsewhere herein.
Enstar Group Limited | 2023 Form 10-K                 114

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Enstar Group Limited
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Enstar Group Limited and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity, and of cash flows for the years then ended, including the related notes and schedules of summary of investments other than investments in related parties (Schedule I) as of December 31, 2023, condensed financial information of registrant (Schedule II), supplementary insurance information (Schedule III), and supplemental information concerning property/casualty insurance operations (Schedule VI) as of December 31, 2023 and 2022 and for the years then ended, and reinsurance (Schedule IV) and valuation and qualifying accounts (Schedule V) for the years ended December 31, 2023 and 2022 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Notes 2 and 12 to the consolidated financial statements, the Company changed the manner in which it accounts for long-duration insurance contracts in 2023.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Enstar Group Limited | 2023 Form 10-K                 115

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
Valuation of losses and loss adjustment expenses (including those at fair value)
As described in Notes 11 and 14 to the consolidated financial statements, the Company has $11.2 billion of liabilities for losses and loss adjustment expenses and $1.2 billion of liabilities for losses and loss adjustment expenses, at fair value, as of December 31, 2023. The liability for losses and loss adjustment expenses, also referred to as loss reserves, represents management’s gross estimates before reinsurance for unpaid reported losses and includes losses that have been incurred but not yet reported using actuarial methods. Management performs an analysis of loss reserves by each portfolio that the Company has acquired. Exposures are separated into homogenous reserving classes, generally lines of business, within each portfolio. As disclosed by management, considerable judgment is used in the process of developing estimates of loss reserves, which involves uncertainty in several areas, including use of actual or industry data for model inputs, and various projection assumptions and judgments depending on product lines, coverage type, or policy year. Several actuarial methods may be used in analyzing and projecting potential reserve positions, and a mix of methods may be considered to form an aggregate reserve position for each portfolio. For loss reserves reported at fair value, the fair value is calculated as the aggregate of discounted cash flow plus a risk margin. The discounted cash flow approach uses estimated nominal cash flows based upon a payment pattern developed in accordance with actuarial methods and a discount rate based upon a high quality rated corporate bond yield plus a credit spread for non-performance risk. Key assumptions are made within each actuarial method, including loss development factors and expected loss ratios. In addition, in developing loss reserves for insurance claims with asbestos and environmental exposures, traditional actuarial methods cannot be used and therefore alternative actuarial methods are employed by management, including the asbestos ground-up exposure analysis (frequency-severity) method. Management uses a combination of additional actuarial methods, including the paid survival ratio, paid market share, and decay factor, among others, to periodically reevaluate the continued reasonableness of recorded loss reserves for these exposures. These methods involve the use of assumptions relating to expected future annual average payment amounts, paid survival ratios, estimated market share, and decay factors. Judgment is applied by management in evaluating the mix of methods selected to form an aggregate reserve position for each portfolio.
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
Enstar Group Limited | 2023 Form 10-K                 116

skill and knowledge to assist in developing an independent estimate of loss reserves, by reserving class, on a test basis, and (ii) comparing the independent estimate to management’s actuarial determined reserves to evaluate the reasonableness of management’s estimate. Developing the independent estimate involved, on a test basis (i) independently developing the significant assumptions using actual historical data and loss development patterns, as well as industry data and other benchmarks, for the respective reserving classes, and (ii) testing the completeness and accuracy of data provided by management. For certain other reserving classes, professionals with specialized skill and knowledge were used to assist in testing management’s process on a sample basis. Testing management’s process included evaluating the reasonableness of the significant assumptions, the appropriateness of the actuarial methods used, and testing the completeness and accuracy of data used by management.
Valuation of defendant asbestos liabilities
As described in Note 13 to the consolidated financial statements, the Company has $567 million of defendant asbestos and environmental liabilities as of December 31, 2023, substantially all of which consists of defendant asbestos liabilities. Defendant asbestos liabilities include amounts for indemnity and defense costs for pending and future asbestos-related claims, determined by management using actuarial methods. The actuarial methods utilize data resulting from claims experience and include the development of estimates of the potential value of asbestos-related claims asserted but not yet resolved, as well as the number and potential value of asbestos-related claims not yet asserted. In developing the estimate of liability for potential future claims, the actuarial methods project the potential number of future claims based on historical claim filings and health studies. The actuarial methods also utilize assumptions based on the Company’s historical proportion of claims resolved without payment, historical claim resolution costs for those claims that result in a payment, and historical defense costs. The liabilities are estimated by management using pending and projected future claim filings, projected payment rates, average claim resolution amounts, and estimated defense costs, which are derived based on assumptions relating to defense cost to indemnity cost ratios. Management utilizes judgment when determining the assumptions related to projected future claim filings, projected payment rates, and estimated defense costs.
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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 22, 2024
We have served as the Company’s auditor since 2022.

Enstar Group Limited | 2023 Form 10-K                 117

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Enstar Group Limited:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows of Enstar Group Limited and subsidiaries (the Company) for the year ended December 31, 2021, and the related notes and financial statement schedules II to VI (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG Audit Limited
KPMG Audit Limited
We served as the Company’s auditor from 2012 to 2022
Hamilton, Bermuda
February 24, 2022, except as to changes to deferred charge assets as described in Note 10 which is as of March 1, 2023.

Enstar Group Limited | 2023 Form 10-K                 118

ENSTAR GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
As of December 31, 2023 and 2022

	2023	2022
	(expressed in millions of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$2	$14
Short-term investments, available-for-sale, at fair value (amortized cost: 2023 — $62; 2022 — $37)	62	38
Fixed maturities, trading, at fair value	1,949	2,370
Fixed maturities, available-for-sale, at fair value (amortized cost: 2023 — $5,642; 2022 — $5,871; net of allowance: 2023 — $16; 2022 — $33)	5,261	5,223
Funds held	5,251	5,622
Equity securities, at fair value (cost: 2023 — $615; 2022 — $1,357)	701	1,250
Other investments, at fair value (includes consolidated variable interest entity: 2023 — $59; 2022 — $3 )	3,853	3,296
Equity method investments	334	397
Total investments (Note 7) and (Note 14)	17,413	18,210
Cash and cash equivalents (includes consolidated variable interest entity: 2023 — $8; 2022 — $0)	564	822
Restricted cash and cash equivalents	266	508
Accrued interest receivable	71	72
Reinsurance balances recoverable on paid and unpaid losses (net of allowance: 2023 — $131; 2022 — $131) (Note 9)	740	856
Reinsurance balances recoverable on paid and unpaid losses, at fair value (Note 9) and (Note 14)	217	275
Insurance balances recoverable (net of allowance: 2023 and 2022 — $5) (Note 13)	172	177
Net deferred charge assets (Note 10)	731	658
Other assets	739	576
TOTAL ASSETS	$20,913	$22,154
LIABILITIES
Losses and loss adjustment expenses (Note 11)	$11,196	$11,721
Losses and loss adjustment expenses, at fair value (Note 11) and (Note 14)	1,163	1,286
Future policyholder benefits (Note 12) (1)	—	821
Defendant asbestos and environmental liabilities (Note 13)	567	607
Insurance and reinsurance balances payable	43	100
Debt obligations (Note 18)	1,831	1,829
Other liabilities (includes consolidated variable interest entity: 2023 — $1; 2022 — $0)	465	462
TOTAL LIABILITIES	15,265	16,826
COMMITMENTS AND CONTINGENCIES (Note 26)
REDEEMABLE NONCONTROLLING INTERESTS (Note 19)	—	168
SHAREHOLDERS’ EQUITY (Note 20)
Ordinary Shares (par value $1 each, issued and outstanding 2023: 15,196,685; 2022: 17,588,050):
Voting Ordinary Shares (issued and outstanding 2023: 15,196,685; 2022: 15,990,338)	15	16
Non-voting convertible ordinary Series C Shares (issued and outstanding 2023: 0; 2022: 1,192,941)	—	1
Non-voting convertible ordinary Series E Shares (issued and outstanding 2023: 0; 2022: 404,771)	—	—
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2023 and 2022: 388,571)	—	—
Series D Preferred Shares (issued and outstanding 2023 and 2022: 16,000; liquidation preference $400)	400	400
Series E Preferred Shares (issued and outstanding 2023 and 2022: 4,400; liquidation preference $110)	110	110
Treasury shares, at cost (Series C Preferred Shares 2023 and 2022: 388,571)	(422)	(422)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2023 and 2022: 565,630)	(1)	(1)
Additional paid-in capital	579	766
Accumulated other comprehensive loss (1)	(336)	(302)
Retained earnings	5,190	4,406
Total Enstar Shareholders’ Equity	5,535	4,974
Noncontrolling interests (Note 19) (1)	113	186
TOTAL SHAREHOLDERS’ EQUITY	5,648	5,160
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY	$20,913	$22,154
(1) Amounts have been retrospectively adjusted for all applicable prior periods for the impact of adopting ASU 2018-12 on January 1, 2023. Refer to Notes 2 and 12 for additional information.
See accompanying notes to the consolidated financial statements.
Enstar Group Limited | 2023 Form 10-K                 119

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
	(expressed in millions of U.S. dollars, except share and per share data)
REVENUES
Net premiums earned	$43	$66	$245
Net investment income	647	455	312
Net realized losses	(65)	(111)	(61)
Net unrealized gains (losses)	528	(1,503)	178
Other income	276	35	42
Net gain on purchase and sales of subsidiaries	—	—	73
Total revenues	1,429	(1,058)	789

EXPENSES
Net incurred losses and loss adjustment expenses
Current period	30	48	172
Prior period	(131)	(756)	(403)
Total net incurred losses and loss adjustment expenses	(101)	(708)	(231)
Policyholder benefit expenses	—	25	(3)
Amortization of net deferred charge assets	106	80	55
Acquisition costs	10	23	57
General and administrative expenses	369	331	367
Interest expense	90	89	69
Net foreign exchange losses (gains)	—	(15)	(12)
Total expenses	474	(175)	302

INCOME (LOSS) BEFORE INCOME TAXES	955	(883)	487
Income tax benefit (expense)	250	12	(27)
Income (losses) from equity method investments	13	(74)	93
NET INCOME (LOSS)	1,218	(945)	553
Net (income) loss attributable to noncontrolling interest	(100)	75	(15)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	1,118	(870)	538
Dividends on preferred shares	(36)	(36)	(36)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$1,082	$(906)	$502

Earnings (loss) per ordinary share attributable to Enstar Group Limited:
Basic	$69.22	$(52.65)	$25.33
Diluted	$68.47	$(52.65)	$24.94
Weighted average ordinary shares outstanding:
Basic	15,631,770	17,207,229	19,821,259
Diluted	15,802,618	17,323,130	20,127,131
See accompanying notes to the consolidated financial statements.
Enstar Group Limited | 2023 Form 10-K                 120

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
	(expressed in millions of U.S. dollars)

NET INCOME (LOSS)	$1,218	$(945)	$553

Other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on fixed maturity available-for-sale investments arising during the year	154	(681)	(106)
Reclassification adjustment for change in allowance for credit losses recognized in net income (loss)	(11)	28	10
Reclassification adjustment for net realized losses (gains) recognized in net income (loss)	75	81	(6)
Unrealized gains (losses) arising during the year, net of reclassification adjustments	218	(572)	(102)
Remeasurement of future policyholder benefits - change in discount rate	—	363	—
Reclassification adjustment for remeasurement of future policyholder benefits included in net income	(363)	—	—
Change in currency translation adjustment	3	—	2
Change in net liability for losses and LAE at fair value - Instrument-specific credit risk	20	—	—
Other	—	(2)	2
Total other comprehensive loss	(122)	(211)	(98)

Comprehensive income (loss)	1,096	(1,156)	455
Less: Comprehensive income attributable to noncontrolling interest	(12)	—	(15)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$1,084	$(1,156)	$440
See accompanying notes to the consolidated financial statements.

Enstar Group Limited | 2023 Form 10-K                 121

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
	(expressed in millions of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning of year	$16	$17	$19
Shares repurchased	(1)	(1)	(2)
Balance, end of year	$15	$16	$17
Share Capital — Non-Voting Convertible Ordinary Series C Shares
Balance, beginning of year	$1	$1	$3
Shares repurchased	(1)	—	(2)
Balance, end of year	$—	$1	$1
Share Capital — Non-Voting Convertible Ordinary Series E Shares
Balance, beginning of year	$—	$—	$1
Shares repurchased	—	—	(1)
Balance, end of year	$—	$—	$—
Share Capital - Series C Convertible Participating Non-Voting Preferred Shares
Balance, beginning and end of year	$—	$—	$—
Share Capital - Series D Preferred Shares
Balance, beginning and end of year	$400	$400	$400
Share Capital - Series E Preferred Shares
Balance, beginning and end of year	$110	$110	$110
Treasury Shares (Series C Preferred Shares)
Balance, beginning and end of year	$(422)	$(422)	$(422)
Joint Share Ownership Plan — Voting Ordinary Shares, Held in Trust
Balance, beginning and end of year	$(1)	$(1)	$(1)
Additional Paid-in Capital
Balance, beginning of year	$766	$922	$1,836
Repurchase of voting ordinary shares	(3)	(4)	(3)
Ordinary shares repurchased	(230)	(162)	(937)
Amortization of share-based compensation	28	10	26
Acquisition of noncontrolling and redeemable noncontrolling shareholders’ interests in subsidiaries	18	—	—
Balance, end of year	$579	$766	$922
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of year	$(302)	$(16)	$81
Cumulative currency translation adjustment
Balance, beginning of year	9	9	8
Change in currency translation adjustment	3	—	1
Balance, end of year	12	9	9
Defined benefit pension liability
Balance, beginning of year	—	2	—
Change in defined benefit pension liability	—	(2)	2
Balance, end of year	—	—	2
Unrealized (losses) gains on available-for-sale investments
Balance, beginning of year	(584)	(27)	73
Acquisition of noncontrolling and redeemable noncontrolling shareholders’ interests in subsidiaries	(14)	—	—
Change in unrealized (losses) gains on available-for-sale investments	230	(557)	(100)
Balance, end of year	(368)	(584)	(27)
Remeasurement of future policyholder benefits - change in discount rate
Balance, beginning of year (1)	273	—	—
Change in remeasurement of future policyholder benefits	(273)	273	—
Balance, end of year	—	273	—
Insurance contracts - net liability for losses and LAE at fair value - Instrument-specific credit risk
Balance, beginning of period	—	—	—
Change in net liability for losses and LAE at fair value - Instrument-specific credit risk	20	—	—
Balance, end of year	20	—	—
Balance, end of year	$(336)	$(302)	$(16)
Retained Earnings
Balance, beginning of year	$4,406	$5,312	$4,809
Net income (loss)	1,218	(945)	553
Net (income) loss attributable to noncontrolling interests	(100)	75	(15)
Ordinary shares repurchased	(298)	—	—
Dividends on preferred shares	(36)	(36)	(36)
Change in redemption value of redeemable noncontrolling interests	—	—	1
Balance, end of year	$5,190	$4,406	$5,312
Noncontrolling Interests (excludes redeemable noncontrolling interests)
Balance, beginning of year (1)	$186	$230	$14
Consolidation of noncontrolling interests	107	—	219
Change in unrealized losses on available-for-sale investments attributable to noncontrolling interests	—	(9)	(1)
Acquisition of noncontrolling shareholders’ interest in subsidiary	(175)	(55)	(1)
Enstar Group Limited | 2023 Form 10-K                 122

Change in remeasurement of future policyholder benefits attributable to noncontrolling interests	(90)	90	—
Net income (loss) attributable to noncontrolling interests	85	(70)	(1)
Balance, end of year	$113	$186	$230
Total Shareholders’ Equity	$5,648	$5,160	$6,553
(1) Accumulated other comprehensive (loss) income attributable to both Enstar and our noncontrolling interests as of January 1, 2023 has been retrospectively adjusted for all applicable prior periods for the impact of adopting ASU 2018-12 on January 1, 2023. Refer to Note 2 and Note 12 for additional information.
 See accompanying notes to the consolidated financial statements.
Enstar Group Limited | 2023 Form 10-K                 123

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
	(expressed in millions of U.S. dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,218	$(945)	$553
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Realized losses on investments	(307)	111	61
Unrealized (gains) losses on investments	(114)	941	(178)
Amortization of net deferred charge assets	106	80	55
Depreciation and other amortization	7	47	74
Net gain on Enhanzed Re novation	(275)	—	—
Cash consideration for the Enhanzed Re novation	94	—	—
(Income) losses from equity method investments	(13)	74	(93)
Sales and maturities of trading securities	1,530	2,376	6,175
Purchases of trading securities	(492)	(1,450)	(3,064)
Payments to cover securities sold short	—	—	(1,156)
Proceeds from securities sold short	—	—	534
Net payments for derivative contracts	—	—	(94)
Net gain on purchase and sales of subsidiaries	—	—	(73)
Other adjustments	5	13	30
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	142	375	248
Funds held	(338)	(612)	(1,491)
Losses and loss adjustment expenses	(624)	(151)	1,870
Defendant asbestos and environmental liabilities	(40)	(31)	(68)
Insurance and reinsurance balances payable	(23)	(154)	(300)
Other operating assets and liabilities	(353)	(417)	718
Net cash flows provided by operating activities	523	257	3,801
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	$—	$—	$(206)
Sales of subsidiaries, net of cash previously held	—	—	(214)
Sales and maturities of available-for-sale securities	2,132	2,502	3,085
Purchase of available-for-sale securities	(1,959)	(2,295)	(5,233)
Purchase of other investments	(911)	(1,552)	(910)
Proceeds from other investments	530	420	330
Sale of equity method investments	48	—	—
Other investing activities	12	6	1
Consolidation of the InRe Fund opening cash and restricted cash balances (Note 15)	—	—	574
Net cash flows used in investing activities	(148)	(919)	(2,573)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends on preferred shares	$(36)	$(36)	$(36)
Dividends paid to noncontrolling interests	—	(55)	(1)
Acquisition of noncontrolling and redeemable noncontrolling shareholders’ interests in subsidiaries	(294)	—	—
Repurchase of shares	(531)	(163)	(942)
Issuance of debt, net of issuance costs (1)	—	494	816
Repayment of debt (1)	—	(356)	(574)
Net cash flows (used in) provided by financing activities	(861)	(116)	(737)
Enstar Group Limited | 2023 Form 10-K                 124

EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(14)	16	4
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(500)	(762)	495
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	1,330	2,092	1,373
NET CHANGE IN CASH OF BUSINESSES HELD-FOR-SALE	—	—	224
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$830	$1,330	$2,092
(1) We borrowed and fully repaid $150 million of loans under our revolving credit facility during the first quarter of 2023.

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$16	$3	$10
Interest paid	88	86	64

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$564	$822	$1,646
Restricted cash and cash equivalents	266	508	446
Cash, cash equivalents and restricted cash	$830	$1,330	$2,092

Non-cash operating activities:
Novation of future policy holder benefits	$828	—	$—
Funds held directly managed transferred in exchange on novation of future policy holder benefits	(949)	—	—
Other assets / liabilities transferred on novation of future policy holder benefits	(62)	—	—
Losses and loss adjustment expenses transferred in connection with settlement of participation in Atrium's Syndicate 609	173	—	—
Investments transferred in connection with settlement of participation in Atrium's Syndicate 609	(173)	—	—
Non-cash investing activities:
Unsettled purchases of available-for-sale securities and other investments	$(5)	$(1)	$—
Unsettled sales of available-for-sale securities and other investments	1	6	—
Receipt of available-for-sale securities as consideration in exchange for assumption of reinsurance contract liabilities	113	—	—
Receipt of available-for-sale debt securities as consideration in exchange for assumption of liabilities	—	508	—
Removal of equity method investment relating to acquisition of a subsidiary	—	—	(412)
Receipt of other investments as consideration	—	—	52
Contributions to other investments (1)	—	—	(481)
Redemption of other investments (1)	—	—	381
Reduction in investment fees (1)	—	—	100
Non-cash financing activities (2):
Settlement of loan receivable as partial consideration for RNCI redemption	$15	—	—
Transfer of equity interest in Northshore as partial consideration for RNCI redemption	48	—	—
Distributions to redeemable noncontrolling interests	—	—	(202)
Increase in noncontrolling interests due to the acquisition of a subsidiary	—	—	(219)
Third-party capital withdrawal from the InRe Fund through transfer of trading security	—	—	(61)
(1)     The contributions to other investments was fully funded through the redemption of other investments and the reduction in investment fees.
(2)     Our non-cash financing activities for the year ended December 31, 2021 included the issuance of 89,590 shares following the exercise of 175,901 warrants on a non-cash basis.

See accompanying notes to the consolidated financial statements.
Enstar Group Limited | 2023 Form 10-K                 125

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
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
Enhanzed Re
Our subsidiary, Enhanzed Reinsurance Ltd. ("Enhanzed Re"), is included in the consolidated financial statements reported on a one quarter lag. The effect on our consolidated financial condition and results of operations of all material events occurring at Enhanzed Re through December 31, 2023 has been considered for adjustment and/or disclosure.
In August 2022, Enhanzed Re entered into a Master Agreement with Cavello Bay Reinsurance Limited (“Cavello”), a wholly-owned subsidiary of Enstar, and Allianz SE (“Allianz”). Pursuant to the Master Agreement, Enhanzed Re, Cavello and Allianz agreed to a series of transactions that allowed us to unwind Enhanzed Re’s operations in an orderly manner. The transactions included (i) commuting or novating all of the reinsurance contracts written by Enhanzed Re, (ii) repaying the $70 million of subordinated notes issued by Enhanzed Re to an affiliate of Allianz, and (iii) distributing Enhanzed Re’s excess capital to Cavello and Allianz in accordance with their respective equity ownership. As of December 31, 2022, all of the transactions were complete, and the impact of transactions completed in the fourth quarter 2022 were recognized in our first quarter 2023 results, as a result of the one quarter reporting lag.
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
Enstar Group Limited | 2023 Form 10-K                 126

Item 8 | Notes to Consolidated Financial Statements | Note 2 - Significant Accounting Policies

2. SIGNIFICANT ACCOUNTING POLICIES

The following table identifies our significant accounting policies presented in other notes to our consolidated financial statements:

Significant Accounting Policies	Note Reference(s)
•Acquisitions	Note 5 - Business Acquisitions
•Held-for-sale business and discontinued operations	Note 6 - Divestitures, Held-for-Sale Business and Discontinued Operations
•Short-term investments and fixed maturities •Allowance for credit losses •Equity securities •Other investments, at fair value •Equity method investments •Funds held	Note 7 - Investments
•Derivative instruments	Note 8 - Derivatives and Hedging Instruments
•Reinsurance Balances Recoverable on Paid and Unpaid Losses	Note 9 - Reinsurance Balances Recoverable on Paid and Unpaid Losses
•Deferred Charge Assets and Deferred Gain Liabilities	Note 10 - Deferred Charge Assets and Deferred Gain Liabilities
•Losses and LAE	Note 11 - Losses and Loss Adjustment Expenses
•Defendant Asbestos and Environmental Liabilities •Insurance Balances Recoverable	Note 13 - Defendant Asbestos and Environmental Liabilities
•Variable Interest Entities	Note 15 - Variable Interest Entities
•Premiums Written	Note 16 - Premiums Written and Earned
•Goodwill	Note 17 - Goodwill
•Redeemable Noncontrolling Interests	Note 19 - Noncontrolling Interests
•Earnings Per Share	Note 21 - Earnings Per Share
•Share-Based Compensation	Note 22 - Share-Based Compensation
•Income Taxes	Note 23 - Income Taxation
Other Significant Accounting Policies
Retroactive Reinsurance Contracts
For each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims.
Cessions under reinsurance agreements do not discharge our obligations under the assumed reinsurance contracts.
If we determine that a reinsurance agreement does not expose us or the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting. Deposits received are included in other liabilities and deposits made are included within other assets. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenues or other expenses, as appropriate. Periodically, we evaluate the adequacy of the expected payments or recoveries and adjust the deposit asset or liability through other revenues or other expenses, as appropriate.
Retroactive reinsurance contracts provide indemnification for losses and loss adjustment expenses ("LAE") with respect to past loss events. We do not record any income or expense on recognition of the contracts assets and liabilities. Any subsequent remeasurement of the value of liabilities is recorded to net incurred losses and LAE within the consolidated statements of operations.
Enstar Group Limited | 2023 Form 10-K                 127

Item 8 | Notes to Consolidated Financial Statements | Note 2 - Significant Accounting Policies

Prospective reinsurance and insurance contracts
For prospective reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts received (paid) are recorded as assumed (ceded) premiums and assumed (ceded) unearned premiums. Assumed (ceded) unearned premiums are reflected as premiums within the consolidated statement of operations and, losses and loss adjustment expenses (reinsurance balances recoverable on paid and unpaid losses) within the consolidated balance sheet. Such amounts are amortized through net earned premiums over the remaining contract period in proportion to the amount of insurance protection provided.
Premiums on property and casualty insurance contracts are recognized as revenue on a pro rata basis over the applicable contract term.
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
Cash and cash equivalents
Cash equivalents includes money market funds, fixed interest deposits and all highly liquid debt instruments purchased with an original maturity of three months or less. Securities included within cash equivalents are stated at estimated fair value, while other investments included within cash equivalents are stated at amortized cost which approximates estimated fair value.
Foreign Exchange
Assets, liabilities and operations of foreign affiliates and subsidiaries, as well as investments accounted for under the equity method, are recorded based on the functional currency of each entity. The determination of the functional currency is made based on the appropriate economic and management indicators. For most of our foreign operations, the local currency is the functional currency.
Assets and liabilities of foreign affiliates and subsidiaries are translated from the functional currency to our reporting currency U.S. dollars, at the exchange rates in effect at each year-end and revenues and expenses are translated at the average exchange rates during the year. The resulting translation adjustments are charged or credited directly to OCI, net of applicable taxes. Gains and losses from foreign currency transactions, including the effect of re-measurement of monetary assets and liabilities to the appropriate functional currency, are reported separately in the consolidated statement of operations in the period in which they occur.
New Accounting Standards Adopted in 2023
ASU 2018-12 - Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued ASU 2018-12 and subsequently issued ASUs 2019-09 and 2020-11 serving to defer the effective date of implementation. These updates:
Enstar Group Limited | 2023 Form 10-K                 128

Item 8 | Notes to Consolidated Financial Statements | Note 2 - Significant Accounting Policies

•Require at least annual review of assumptions used to determine the provision for future policyholder benefits with the recognition of any resulting re-measurement gains or losses, excluding those related to discount rate changes, in the consolidated statement of operations;
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
These amendments were effective for interim and annual reporting periods beginning after December 15, 2022.
We adopted ASU 2018-12 on January 1, 2023 using the modified retrospective transition approach, with a transition date of September 1, 2021. This is the date that we acquired Enhanzed Re through the Step Acquisition and consolidated Enhanzed Re’s existing assets and liabilities, including all of our future policyholder benefit contracts. Prior to the acquisition of Enhanzed Re, we did not hold any long-duration insurance liabilities.
We recognized an increase to AOCI of $363 million to account for the impact of remeasuring our future policyholder benefits from September 1, 2021 to December 31, 2022. This measurement adjustment had the effect of reducing our long-duration insurance liabilities and was primarily driven by a change in the discount rates during 2022.
The adoption of this standard did not have a material impact on our shareholders’ equity as of the September 1, 2021 transition date, and the period between the transition date through to December 31, 2021.29
Recently Issued Accounting Pronouncements Not Yet Adopted
ASU 2023-07 - Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, which includes the following amendments to Topic 280 Segment Reporting:
•Disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the segment measure of profit or loss;
•Disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition;
•Disclose, on an interim basis, all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280;
•Clarify that an entity is not precluded from reporting one or more additional measure(s) of segment profit or loss if the CODM uses more than one measure in assessing segment performance and deciding how to allocate resources;
•Disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; and
•Require an entity with a single reportable segment to provide all disclosures required by the amendments in ASU 2023-07 and all existing segment disclosures in Topic 280.
These amendments are effective for annual reporting periods beginning after December 15, 2023 and interim reporting periods beginning after December 15, 2024, and must be applied retrospectively to all prior periods presented. Early adoption is permitted.
Adopting ASU 2023-07 will require us to expand our segment disclosures. We are currently determining the period in which the new guidance will be adopted.
ASU 2023-09 - Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, which includes the following amendments to Topic 740 Income Taxes:
29 Refer to Note 12 for the expanded future policyholder benefit disclosures required upon adoption of ASU 2018-12.
Enstar Group Limited | 2023 Form 10-K                 129

Item 8 | Notes to Consolidated Financial Statements | Note 2 - Significant Accounting Policies

•Disclose, on an annual basis, specific categories in the rate reconciliation;
•Disclose, on an annual basis, additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate);
•Disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes;
•Disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received);
•Disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign;
•Disclose income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign;
•Eliminates the requirement to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate of the range cannot be made; and
•Eliminates the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures.
These amendments are effective for annual reporting periods beginning after December 15, 2024, and should be applied prospectively, however retrospective application is permitted. Early adoption is permitted.
Adopting ASU 2023-09 will require us to expand our income tax disclosures. We are currently determining the period in which the new guidance will be adopted.
Enstar Group Limited | 2023 Form 10-K                 130

Item 8 | Notes to Consolidated Financial Statements | Note 3 - Significant New Business

3. SIGNIFICANT NEW BUSINESS

We define new business as material transactions, which generally take the form of reinsurance or direct business transfers, or business acquisitions.
Completed transactions
The table below sets forth a summary of new business that we have completed between January 1, 2023 and December 31, 2023:

Transaction	Consideration Received	Net Loss Reserves Assumed	DCA (1)	Type of Transaction	Remaining Limit upon Acquisition	Line of Business	Jurisdiction
	(in millions of U.S. dollars)
QBE (2)	$1,857	$2,036	$179	LPT	$838	Diversified mix of financial lines, casualty, multiline and discontinued business	North America and International
RACQ (3)	179	179	—	LPT	195	Motor vehicle Compulsory Third Party (“CTP”) liabilities	Australia
AIG (4)	100	—	—	Prospective insurance (5)	400	Diversified mix of global casualty and professional lines	North America and International
Total 2023	$2,136	$2,215	$179
(1) Where the estimated ultimate losses payable exceed the consideration received at the inception of an LPT agreement, a deferred charge asset (“DCA”) is recorded. Refer to Note 10 for additional information.
(2) Total consideration received is comprised of $1,539 million of funds held - directly managed and $344 million of restricted cash, net of consideration payable of $26 million.
(3) Total consideration received is comprised of $58 million of restricted cash, $113 million of investments and $8 million of funds held by reinsured companies.
(4) Total consideration received is comprised of $100 million of cash.
(5) Enstar entered into agreement with AIG, concurrent with AIG’s sale of Validus Re to RenaissanceRe. Pursuant to the agreement, there is insurance protection to AIG’s indemnification of the adequacy of the carried loss reserves on assumed reinsurance contracts underwritten by Validus Re as of December 31, 2022 (“subject reserves”). Enstar’s insurance of this indemnification covers 95% of adverse development in excess of the subject reserves of $3.0 billion up to a limit of $400 million.
Enstar Group Limited | 2023 Form 10-K                 131

Item 8 | Notes to Consolidated Financial Statements | Note 4 - Segment Information

4. SEGMENT INFORMATION

We have four segments that align with how our chief operating decision maker ("CODM"), our Chief Executive Officer, views our business, assesses performance and allocates resources to our business components. In addition, we report certain results of operations in Corporate & Other.
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
The Assumed Life segment results comprises net premiums earned, other income, net incurred losses and LAE, policyholder benefit expenses, acquisition costs and general and administrative expenses.
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
The Investments segment results comprises net investment income, net realized gains (losses), net unrealized gains (losses), general and administrative expenses and income from equity method investments.
•Legacy Underwriting: comprises SGL No.1's 25% gross share of the 2020 and prior underwriting years of Atrium's Syndicate 609 at Lloyd's, offset by the contractual transfer of the results of that business to the Atrium entities that were divested in an exchange transaction (the “Exchange Transaction”).
There is no net retention for Enstar on Atrium's 2020 and prior underwriting years. The contractual arrangements between SGL No. 1, Arden and Atrium relating to the reinsurance agreements and the Capacity Lease Agreement were settled in the second quarter of 2023. Other than the settlement of these amounts, we did not record any transactions in the Legacy Underwriting segment in 2023.
The Legacy Underwriting segment results comprises net premiums earned, net investment income, net realized gains (losses), net unrealized gains (losses), other income (expense), net incurred losses and LAE, acquisition costs and general and administrative expenses.
Management measures segment performance based on segment income (loss). Segment income (loss) is derived by including certain items from total income and net income (loss) attributable to Enstar ordinary shareholders, as defined above. Income and expense items that are not directly attributable to our reportable segments are included within our corporate and other activities, which do not qualify as an operating segment. These include,
a.holding company income and expenses,
b.the amortization of net DCAs on retroactive reinsurance contracts,
Enstar Group Limited | 2023 Form 10-K                 132

Item 8 | Notes to Consolidated Financial Statements | Note 4 - Segment Information

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
j.net income (losses) from discontinued operations, net of income tax (if any),
k.net (income) loss attributable to noncontrolling interest, and
l.preferred share dividends.
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

Enstar Group Limited | 2023 Form 10-K                 133

Item 8 | Notes to Consolidated Financial Statements | Note 4 - Segment Information

The following table sets forth select consolidated statements of operations results by segment for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
	(in millions of U.S. dollars)
Revenues
Run-off	$53	$62	$255
Assumed Life	277	17	5
Investments	1,110	(1,159)	429
Legacy Underwriting	—	10	43
Subtotal	1,440	(1,070)	732
Corporate and other	(11)	12	57
Total revenues	$1,429	$(1,058)	$789

Income (losses) from equity method investments
Investments	$13	$(74)	$93

Segment net income (loss)
Run-off	$62	$339	$217
Assumed Life	277	40	6
Investments	1,080	(1,270)	485
Legacy Underwriting	—	—	—
Total segment net income (loss)	1,419	(891)	708
Corporate and other net (loss) income:
Other (expense) income (1)	(11)	12	(16)
Net gain on purchase and sale of subsidiaries	—	—	73
Net incurred losses and LAE (2)	(95)	218	59
Policyholder benefit expenses	—	—	(1)
Amortization of net deferred charge assets	(106)	(80)	(55)
General and administrative expenses	(149)	(142)	(131)
Interest expense	(90)	(89)	(69)
Net foreign exchange gains (losses)	—	15	12
Income tax benefit (expense)	250	12	(27)
Less: Net (income) loss attributable to noncontrolling interest	(100)	75	(15)
Less: Dividends on preferred shares	(36)	(36)	(36)
Total - Corporate and other net (loss) income	(337)	(15)	(206)
Net income (loss) attributable to Enstar Ordinary Shareholders	$1,082	$(906)	$502
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

Enstar Group Limited | 2023 Form 10-K                 134

Item 8 | Notes to Consolidated Financial Statements | Note 4 - Segment Information

Gross Premiums Written by Geographical Area
The following tables summarize our gross premiums written by geographical region, which is based upon the location of the subsidiaries underwriting the policies, for the years ended December 31, 2023, 2022 and 2021 (2023 only consisted of the Run-off Segment):

	2023
	Total/Run-off	%
	(In millions of U.S. dollars, except percentages)
United States	$98	97%
United Kingdom	6	6%
Europe	(3)	(3)%
Total	$101	100%

	2022
	Run-off		Assumed Life		Legacy Underwriting		Total
	Total	%	Total	%	Total	%	Total	%
	(In millions of U.S. dollars, except percentages)
United States	$3	60.0%	$—	—%	$8	100.0%	$11	44.0%
United Kingdom(1)	(7)	(140.0)%	—	—%	—	—%	(7)	(28.0)%
Europe	1	20.0%	12	100.0%	—	—%	13	52.0%
Asia	8	160.0%	—	—%	—	—%	8	32.0%
Total	$5	100.0%	$12	100.0%	$8	100.0%	$25	100.0%
(1)    Gross premiums written were negative for Run-off segment business located in the U.K., primarily as a result of an agreement made between one of our subsidiaries and a cedant to return premiums written.

	2021
	Run-off		Assumed Life		Legacy Underwriting		Total
	Total	%	Total	%	Total	%	Total	%
	(In millions of U.S. dollars, except percentages)
United States	$14	27.5%	$—	—%	$25	48.1%	$39	36.9%
United Kingdom	15	29.4%	—	—%	4	7.7%	19	17.9%
Europe	9	17.6%	3	100.0%	5	9.6%	17	16.0%
Asia	6	11.8%	—	—%	2	3.8%	8	7.5%
Rest of World	7	13.7%	—	—%	16	30.8%	23	21.7%
Total	$51	100.0%	$3	100.0%	$52	100.0%	$106	100.0%
Enstar Group Limited | 2023 Form 10-K                 135

Item 8 | Notes to Consolidated Financial Statements | Note 5 - Business Acquisitions

5. BUSINESS ACQUISITIONS

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
The difference between the fair value of net assets acquired and the purchase price is recorded as goodwill and included as an asset on the consolidated balance sheet or as a gain from bargain purchase in the consolidated statements of operations.
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
During the third quarter of 2021, we recognized a total gain on the Step Acquisition of $47 million, which was recorded in net gain on purchase and sales of subsidiaries in our consolidated statements of operations, and consisted of a bargain purchase gain, a gain on remeasurement of our previously held equity investment to fair value and a gain on settlement of pre-existing relationships.
On December 28, 2022, Enhanzed Re acquired Allianz SE’s ("Allianz") remaining 24.9% interest for $175 million, which was based on the final net book value of Enhanzed Re as of December 31, 2022. Following the repurchase, Enhanzed Re became a wholly-owned subsidiary of Enstar.
We record Enhanzed Re's results on a one quarter lag. The table below summarizes the results of Enhanzed Re's operations, which are included in our consolidated statement of operations from September 1, 2021, the date of acquisition, to December 31, 2021:

Enstar Group Limited | 2023 Form 10-K                 136

Item 8 | Notes to Consolidated Financial Statements | Note 5 - Business Acquisitions

September 1 to December 31, 2021 (1)
(in millions of U.S. dollars)
Total revenues	$(17)
Net loss	(19)
Net loss attributable to Enstar ordinary shareholders	(15)
(1)Excludes income from our previously held equity method investment in Enhanzed Re30.
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

2021
(in millions of U.S. dollars)
Total revenues	$1,071
Net income	494
Net income attributable to Enstar	445
Net income attributable to Enstar ordinary shareholders	409
The unaudited pro forma financial information is presented on a fully consolidated basis. Aside from a pro forma adjustment made to recognize the gain on the Step Acquisition as of January 1, 2020, there were no further non-recurring pro forma adjustments recorded.
30 Refer to Note 24 for further information.
Enstar Group Limited | 2023 Form 10-K                 137

Item 8 | Notes to Consolidated Financial Statements | Note 6 - Divestitures, Held-for-Sale Businesses and Discontinued Operations

6. DIVESTITURES, HELD-FOR-SALE BUSINESSES AND DISCONTINUED OPERATIONS

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
The following table provides a summary of the net gain on sales of subsidiaries which was recorded as a component of the net gain on purchase and sales of subsidiaries included in our consolidated statements of operations for the year ended December 31, 2021:

2021
(in millions of U.S. dollars)
Atrium	$(8)
SUL	23
Other	11
Net gain on sales of subsidiaries	$26
Atrium Exchange Transaction
In January 2021, we acquired an interest in Core Specialty (an insurance entity formed in 2021) in exchange for a portion of our indirect interest in Northshore Holdings Limited (“Northshore”) (the holding company of Atrium and Arden), and subsequently deconsolidated Northshore. In December 2023, our remaining 13.5% interest in Northshore formed a component of the consideration we paid to acquire the remaining 41.0% equity interest in StarStone Specialty Holdings Limited (“SSHL”) from Trident V Funds and Dowling Funds31. As of December 31, 2023, we hold a 19.9% interest in Core Specialty.
Through our wholly owned subsidiary, SGL No. 1, a Lloyd’s corporate member, we provided 25% of the underwriting capacity on the 2017 to 2020 underwriting years of Atrium's Syndicate 609 at Lloyd’s. In conjunction with the completion of the Exchange Transaction, SGL No.1 ceased its provision of underwriting capacity on Syndicate 609 for future underwriting years.
SGL No.1 was obligated to support underwriting capacity on Syndicate 609 through the provision of Funds at Lloyd’s (“FAL”), and settled its share of the 2020 and prior underwriting years for the economic benefit of Atrium via reinsurance agreements with Arden and a capacity lease agreement with Atrium 5 Limited, a U.K. domiciled subsidiary of Atrium through December 31, 2022.
During the second quarter of 2023, as a result of these contractual arrangements, the net loss reserve liabilities, cash, investments and other assets that supported those liabilities were settled by: i) the distribution of SGL No.1’s share of the Syndicate 609 result; ii) the settlement of the net payable or receivable position on the reinsurance agreement with Arden; and iii) the required settlement of the capacity lease agreement payable.
31 Refer to Note 19 for further information.
Enstar Group Limited | 2023 Form 10-K                 138

Item 8 | Notes to Consolidated Financial Statements | Note 6 - Divestitures, Held-for-Sale Businesses and Discontinued Operations

As of December 31, 2022, we carried gross loss reserves of $173 million, reinsurance recoverables of $35 million and net assets required to support the net insurance liabilities of $138 million.
For the year ended December 31, 2022, there was no retention by Enstar of the net results of Atrium's 2020 and prior underwriting years as the business was contractually transferred to the Atrium entities that were divested in the Exchange Transaction.
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
As of December 31, 2023, our investment in Inigo, which is accounted for as a privately held equity investment and carried at fair value, was $54 million (2022: $40 million).
Enstar Group Limited | 2023 Form 10-K                 139

Item 8 | Notes to Consolidated Financial Statements | Note 7 - Investments

7. INVESTMENTS

We hold:
i.trading portfolios of short-term and fixed maturities and equities, carried at fair value;
ii.AFS portfolios of short-term and fixed maturities, carried at fair value;
iii.other investments carried at fair value;
iv.equity method investments; and
v.funds held.
Short-term and Fixed Maturities
Short-term investments comprise investments with a maturity greater than three months up to one year from the date of purchase. Fixed maturities comprise investments with a maturity of greater than one year from the date of purchase.
Short-term and fixed maturities classified as trading are carried at fair value, with realized and unrealized gains and losses included in net income and reported as net unrealized gains and losses.
Short-term and fixed maturities classified as available-for-sale ("AFS") are carried at fair value, with unrealized gains and losses excluded from net income and reported as a separate component of accumulated other comprehensive income (loss) ("AOCI"). Realized gains and losses on sales of investments classified as AFS are recognized in the consolidated statements of operations.
The costs of short-term and fixed maturities are adjusted for amortization of premiums and accretion of discounts, recognized using the effective yield method and included in net investment income. For mortgage-backed and asset-backed investments, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and reviewed on a regular basis.
Investment purchases and sales are recorded on a trade-date basis. Realized gains and losses on the sale of investments are based upon specific identification of the cost of investments.
Asset Types
The fair values of the underlying asset categories comprising our short-term and fixed maturities classified as trading and AFS as of December 31, 2023 and 2022:

	2023
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Total
	(in millions of U.S. dollars)
U.S. government and agency	$—	$38	$76	$212	$326
U.K. government	—	—	21	51	72
Other government	—	2	144	245	391
Corporate	2	22	1,349	2,758	4,131
Municipal	—	—	49	93	142
Residential mortgage-backed	—	—	55	432	487
Commercial mortgage-backed	—	—	138	703	841
Asset-backed	—	—	117	767	884
Total fixed maturity and short-term investments	$2	$62	$1,949	$5,261	$7,274

Enstar Group Limited | 2023 Form 10-K                 140

Item 8 | Notes to Consolidated Financial Statements | Note 7 - Investments

	2022
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Total
	(in millions of U.S. dollars)
U.S. government and agency	$14	$10	$64	$300	$388
U.K. government	—	3	42	33	78
Other government	—	—	188	131	319
Corporate (1)	—	25	1,594	2,988	4,607
Municipal	—	—	59	99	158
Residential mortgage-backed	—	—	77	362	439
Commercial mortgage-backed	—	—	191	628	819
Asset-backed	—	—	155	682	837
Total fixed maturity and short-term investments	$14	$38	$2,370	$5,223	$7,645
(1) Includes convertible bonds of $233 million, which includes embedded derivatives of $34 million.
Included within residential mortgage-backed securities as of December 31, 2023 were securities issued by U.S. governmental agencies with a fair value of $306 million (December 31, 2022: $312 million).
Included within commercial mortgage-backed securities as of December 31, 2023 were securities issued by U.S. governmental agencies with a fair value of $73 million (December 31, 2022: $69 million)
Contractual Maturities
The contractual maturities of our short-term and fixed maturities, classified as trading and AFS, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of December 31, 2023	Amortized Cost	Fair Value	% of Total Fair Value
	(in millions of U.S. dollars)
One year or less	$355	$353	4.9%
More than one year through five years	2,315	2,215	30.4%
More than five years through ten years	1,561	1,430	19.6%
More than ten years	1,339	1,064	14.6%
Residential mortgage-backed	525	487	6.7%
Commercial mortgage-backed	909	841	11.6%
Asset-backed	885	884	12.2%
	$7,889	$7,274	100.0%
Enstar Group Limited | 2023 Form 10-K                 141

Item 8 | Notes to Consolidated Financial Statements | Note 7 - Investments

Unrealized Gains and Losses on AFS Short-Term and Fixed Maturities
The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturities classified as AFS as of December 31, 2023 and 2022 were as follows:

			Gross Unrealized Losses
As of December 31, 2023	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$268	$1	$(19)	$—	$250
U.K. government	49	3	(1)	—	51
Other government	250	5	(8)	—	247
Corporate	3,040	23	(268)	(15)	2,780
Municipal	107	1	(15)	—	93
Residential mortgage-backed	466	3	(37)	—	432
Commercial mortgage-backed	760	1	(57)	(1)	703
Asset-backed	764	10	(7)	—	767
	$5,704	$47	$(412)	$(16)	$5,323

			Gross Unrealized Losses
As of December 31, 2022	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$338	$—	$(28)	$—	$310
U.K. government	36	2	(2)	—	36
Other government	146	1	(15)	(1)	131
Corporate	3,466	7	(428)	(32)	3,013
Municipal	120	1	(22)	—	99
Residential mortgage-backed	407	—	(45)	—	362
Commercial mortgage-backed	689	2	(63)	—	628
Asset-backed	706	1	(25)	—	682
	$5,908	$14	$(628)	$(33)	$5,261

Enstar Group Limited | 2023 Form 10-K                 142

Item 8 | Notes to Consolidated Financial Statements | Note 7 - Investments

Gross Unrealized Losses on AFS Short-term and Fixed Maturities
The following table summarizes our short-term and fixed maturities classified as AFS that were in a gross unrealized loss position, for which an allowance for credit losses has not been recorded, as of December 31, 2023 and 2022:

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$135	$(18)	$43	$(1)	$178	$(19)
U.K. government	9	(1)	4	—	13	(1)
Other government	70	(8)	10	—	80	(8)
Corporate	1,854	(265)	243	(3)	2,097	(268)
Municipal	78	(15)	2	—	80	(15)
Residential mortgage-backed	267	(36)	41	(1)	308	(37)
Commercial mortgage-backed	410	(48)	225	(9)	635	(57)
Asset-backed	239	(6)	100	(1)	339	(7)
Total short-term and fixed maturity investments	$3,062	$(397)	$668	$(15)	$3,730	$(412)

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$188	$(19)	$112	$(9)	$300	$(28)
U.K. government	1	—	10	(2)	11	(2)
Other government	25	(4)	89	(11)	114	(15)
Corporate	1,261	(246)	1,542	(182)	2,803	(428)
Municipal	58	(14)	32	(8)	90	(22)
Residential mortgage-backed	185	(35)	154	(10)	339	(45)
Commercial mortgage-backed	277	(43)	275	(20)	552	(63)
Asset-backed	186	(10)	357	(15)	543	(25)
Total short-term and fixed maturities	$2,181	$(371)	$2,571	$(257)	$4,752	$(628)
As of December 31, 2023 and 2022, the number of securities classified as AFS in an unrealized loss position for which an allowance for credit loss is not recorded was 2,156 and 2,935, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 1,736 and 1,155, respectively.
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
Enstar Group Limited | 2023 Form 10-K                 143

Item 8 | Notes to Consolidated Financial Statements | Note 7 - Investments

Allowance for Credit Losses on AFS Fixed Maturities
Each reporting period we identify any credit losses on our investment portfolios not measured at fair value through net income. Credit losses on our fixed income securities, AFS are recognized through an allowance account which is deducted from the amortized cost basis of the security, with the net carrying value of the security presented on the consolidated balance sheet at the amount expected to be collected.
To calculate the amount of the credit loss, we compare the present value of the expected future cash flows with the amortized cost basis of the fixed income securities, AFS, with the amount of the credit loss recognized being limited to the excess of the amortized cost basis over the fair value of the fixed income securities, AFS, effectively creating a “fair value floor”.
For our fixed income securities, AFS that we do not intend to sell or for which it is more likely than not that we will not be required to sell before an anticipated recovery in value, we separate the credit loss component of any unrealized losses from the amount related to all other factors and record the credit loss component in net realized gains (losses) in our consolidated statements of operations. The unrealized losses related to non-credit factors is recorded in other comprehensive income. The allowance for credit losses account is adjusted for any additional credit losses, write-offs and subsequent recoveries and is reflected in our consolidated statements of operations.
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
To determine the credit losses on our fixed income securities, AFS, we use the probability of default (“PD”) and loss given default (“LGD”) methodology through a third-party proprietary tool which calculates the expected credit losses based on a discounted cash flow method. The tool uses effective interest rates to discount the expected cash flows associated with each AFS security to determine its fair value, which is then compared with its amortized cost basis to derive the credit loss on the security.
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
Enstar Group Limited | 2023 Form 10-K                 144

Item 8 | Notes to Consolidated Financial Statements | Note 7 - Investments

We report the investment income accrued on our fixed income securities, AFS within accrued investment income and therefore separately from the underlying fixed income securities, AFS. Due to the short-term period during which accrued investment income remains unpaid, which is typically six months or less since the coupon on our debt securities is paid semi-annually or more frequently, we elected not to establish an allowance for credit losses on our accrued investment income balances. Accrued investment income is written off through net realized gains (losses) at the time the issuer of the debt security defaults or is expected to default on payments.
Uncollectible fixed income securities are written off when we determine that no additional payments of principal or interest will be received.
The following table provides a reconciliation of the beginning and ending allowance for credit losses on our AFS debt securities:

	December 31, 2023				December 31, 2022
	Other government	Corporate	Commercial mortgage backed	Total	Other government	Corporate	Total
	(in millions of U.S. dollars)
Allowance for credit losses, beginning of year	$(1)	$(32)	$—	$(33)	$—	$(10)	$(10)
Allowances for credit losses on securities for which credit losses were not previously recorded	—	(3)	(4)	(7)	—	(31)	(31)
Reductions for securities sold during the year	—	6	—	6	—	5	5
Decrease (increase) to the allowance for credit losses on securities that had an allowance recorded in the previous period	1	14	3	18	(1)	4	3
Allowance for credit losses, end of year	$—	$(15)	$(1)	$(16)	$(1)	$(32)	$(33)
During the years ended December 31, 2023 and 2022, we did not have any write-offs charged against the allowance for credit losses or any recoveries of amounts previously written-off.
Equity Investments
We hold investments in publicly traded equities, exchange-traded funds and privately held equities. Our equity investments are carried at fair value with realized and unrealized gains and losses included in our consolidated statements of operations and recorded as net unrealized gains and losses.
We may elect to measure a privately held equity without a readily determinable fair value that does not qualify for the practical expedient to estimate fair value at its cost less impairment, if any.
The following table summarizes our equity investments as of December 31, 2023 and 2022:

	2023	2022
	(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$275	$385
Exchange-traded funds	82	507
Privately held equity investments in common and preferred stocks	344	358
	$701	$1,250
Our publicly traded equity investments in common and preferred stocks predominantly trade on major exchanges and are managed by our external advisors. Our investments in exchange-traded funds also trade on major exchanges.
Our privately held equity investments in common and preferred stocks are direct investments in companies that we believe offer attractive risk adjusted returns and/or offer other strategic advantages. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. There is no active market for these investments32.
32 Refer to Note 24 for further information on certain privately held equity investments.
Enstar Group Limited | 2023 Form 10-K                 145

Item 8 | Notes to Consolidated Financial Statements | Note 7 - Investments

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
Our other investments are stated at fair value, which ordinarily will be the most recently reported net asset value ("NAV") as advised by the fund manager or administrator. The NAV is based on the fund manager's or administrator's valuation of the underlying holdings in accordance with the fund's governing documents. Many of our fund investments publish NAVs on a daily basis and provide daily liquidity while others report on a monthly or quarterly basis. Unrealized gains and losses on other investments are included in net income and reported as net unrealized gains and losses.
The following table summarizes our other investments carried at fair value as of December 31, 2023 and 2022:

	2023	2022
	(in millions of U.S. dollars)
Hedge funds	$491	$549
Fixed income funds	605	547
Private equity funds	1,617	1,282
Private credit funds	625	362
Equity funds	4	3
CLO equity funds	182	203
CLO equities	60	148
Real estate funds	269	202
	$3,853	$3,296
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
•CLO equity funds invest primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans.
•CLO equities comprise investments in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans.
•Real estate funds comprise of real estate funds that invest primarily in commercial real estate equity.
Enstar Group Limited | 2023 Form 10-K                 146

Item 8 | Notes to Consolidated Financial Statements | Note 7 - Investments

Other investments, including equities measured at fair value using NAV as a practical expedient
We use NAV as a practical expedient to fair value certain of our other investments, including equities. Due to a lag in the valuations of certain funds reported by the managers, we may record changes in valuation with up to a three-month lag33. We regularly review and discuss fund performance with the fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments.
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
The table below details the estimated period by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process as of December 31, 2023 for our investments measured at fair value using NAV as a practical expedient:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Total	Redemption Frequency (1)
	(in millions of U.S. dollars)
Equities
Privately held equity investments	$—	$—	$—	$—	$45	$45	N/A

Other investments
Hedge funds	$491	$—	$—	$—	$—	$491	monthly to bi-annually
Fixed income funds	500	—	—	—	52	552	monthly to quarterly
Private equity funds	—	62	—	—	1,556	1,618	quarterly
Private credit funds	—	—	—	—	442	442	N/A
CLO equity funds	180	—	—	—	2	182	quarterly to bi-annually
Real estate funds	—	—	—	—	269	269	N/A
	$1,171	$62	$—	$—	$2,366	$3,599
(1) Redemption frequency relates to unrestricted amounts.
Equity Method Investments
Investments that we do not consolidate but in which we have significant influence over the operating and financial policies of the investee are classified as equity method investments and are accounted for using the equity method of accounting unless we have elected the fair value option.
In applying the equity method of accounting, investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of net income or loss of the investee, net of any distributions received from the investee.
We typically record our proportionate share of an investee's net income or loss on a quarter lag in line with the timing of when they report their financial information to us. Any adjustments made to the carrying value of our equity method investees are based on the most recently available financial information from the investees.
33 The valuation of our other investments is described in Note 14.
Enstar Group Limited | 2023 Form 10-K                 147

Item 8 | Notes to Consolidated Financial Statements | Note 7 - Investments

Changes in the carrying value of such investments are recorded in our consolidated statements of operations as income (losses) from equity method investments. Any decline in the value of our equity method investments considered by management to be other-than-temporary is reflected in our consolidated statements of operations in the period in which it is determined.
During the fourth quarter of 2023, we divested of our entire equity interest in Citco and recognized a gain of $5 million, which is included in income from equity method investments in our consolidated statements of operations.
The table below shows our equity method investments as of December 31, 2023 and 2022:

	2023		2022
	Ownership %	Carrying Value	Ownership %	Carrying Value
	(in millions of U.S. dollars)
Citco (1)	—%	—	31.9%	60
Monument Re (2)	20.0%	95	20.0%	110
Core Specialty	19.9%	225	19.9%	211
Other	27.0%	14	27.0%	16
		$334		$397
(1) Prior to our divestiture of our entire equity interest in Citco during the fourth quarter of 2023, we owned 31.9% of the common shares in HH CTCO Holdings Limited which in turn owned 15.4% of the convertible preferred shares of Citco III Limited (“Citco”), or a 6.2% interest in the total equity of Citco.
(2) We own 20.0% of the common shares in Monument Re as well as different classes of preferred shares which have fixed dividend yields and whose balances are included in the Investment amount. The carrying value of Monument Re is net of an impairment recorded in 2022.

Summarized Financial Information
The following is the aggregated summarized financial information of our equity method investees that meet the significance disclosure requirement, including those for which the fair value option was elected and would otherwise be accounted for as an equity method investment, and may be presented on a lag due to the availability of financial information from the investee:

	2023	2022
	(in millions of U.S. dollars)
Balance Sheet
Total assets	$59,859	$51,278
Total liabilities	45,430	39,496

	2023	2022	2021
	(in millions of U.S. dollars)
Operating Results(1)
Total income	$14,610	$6,524	$9,190
Total expenses	12,989	6,885	8,098
Net (loss) income	$1,621	$(361)	$1,092
(1) Refer to Note 15 for the summarized operating results of our equity method investment in the InRe Fund for the three months ended March 31, 2021, prior to our consolidation of the InRe Fund on April 1, 2021
Enstar Group Limited | 2023 Form 10-K                 148

Item 8 | Notes to Consolidated Financial Statements | Note 7 - Investments

The following table presents the carrying value by ownership percentage of our equity method investees, including those for which the fair value option was elected:

	2023		2022
	Equity Method Investments	Fair Value Option	Equity Method Investments	Fair Value Option
	(in millions of U.S. dollars)
Ownership percentage
20%-99%	109	1,208	186	1,096
3%-19%	225	825	211	809
Total	$334	$2,033	$397	$1,905
Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to us. The funds held balance is credited with investment income and losses paid are deducted.
We present funds held as a single category within the consolidated balance sheets. The following table summarizes the components of funds held as of December 31, 2023 and 2022:

	2023	2022
	(in millions of U.S. dollars)
Funds held - directly managed	$2,502	$2,040
Funds held by reinsured companies	2,749	3,582
Total funds held	$5,251	$5,622
Funds held arrangements where we receive the underlying portfolio economics and the contractual right to direct the asset allocation strategies are known as "Funds held - directly managed". Funds held arrangements where we receive a fixed crediting rate or other contractually agreed return are known as "Funds held by reinsured companies". Where we receive a contractually agreed return, we evaluate whether we are required to recognize an embedded derivative.
Funds held by reinsured companies are carried at cost and any embedded derivative is carried at fair value.
Funds held - directly managed are carried at fair value because it represents the aggregate of funds held at cost and the value of an embedded derivative. The embedded derivative relates to our contractual right to receive the return on the underlying investment portfolio and the performance risk of the individual assets supporting the reinsurance contract.
We include the estimated fair value of these embedded derivatives in the consolidated balance sheets with the host contract in order to reflect the expected settlement of these features with the host contract34.
The investment returns on both categories of funds held are recognized in net investment income and net unrealized gains (losses), respectively. The change in the fair value of the embedded derivative is included in net unrealized gains (losses).
34 Refer to Note 8 for our accounting policy on embedded derivatives.
Enstar Group Limited | 2023 Form 10-K                 149

Item 8 | Notes to Consolidated Financial Statements | Note 7 - Investments

Funds Held - Directly Managed
The following table summarizes the components of funds held - directly managed as of December 31, 2023 and 2022:

	2023	2022
	(in millions of U.S. dollars)
Funds held - directly managed, at cost	$2,608	$2,819
Net unrealized gains (losses):
Accumulated change in fair value - embedded derivative accounting	(106)	(572)
Accumulated change in fair value (1)	—	(207)
Funds held - directly managed, at fair value	$2,502	$2,040
(1) Is clearly and closely related to the host contract.
The majority of our funds held - directly managed is comprised of short-term and fixed maturities. The $462 million increase in funds held - directly managed from December 31, 2022 to December 31, 2023 was primarily driven by an LPT transaction with QBE completed during the second quarter of 2023, partially offset by the derecognition of the assets supporting the Enhanzed Re reinsurance of a closed block of life annuity policies that were novated during the first quarter of 2023.
Funds Held by Reinsured Companies
Pursuant to the terms of the Aspen Insurance Holdings transaction entered into in 2022, in addition to earning a fixed crediting rate (“base crediting rate”) on the funds withheld, as of October 1, 2022 and through September 30, 2025 we will also receive a variable return (together, the “full crediting rate”).
The nature of the arrangement results in an embedded derivative, which represents the fair value of the amount by which all future interest payments on the funds withheld balance made at the full crediting rate are expected to exceed all future interest payments made on the funds withheld balance at the base crediting rate.
The following table summarizes the components of our funds held by reinsured companies:

	2023	2022
	(in millions of U.S. dollars)
Fund held by reinsured companies, at amortized cost	$2,709	$3,538
Fair value of embedded derivative	40	44
Funds held by reinsured companies	$2,749	$3,582
The $833 million decrease in funds held by reinsured companies from December 31, 2022 to December 31, 2023 was primarily driven by net paid losses specific to the Aspen LPT.
Enstar Group Limited | 2023 Form 10-K                 150

Item 8 | Notes to Consolidated Financial Statements | Note 7 - Investments

Net Investment Income
Major categories of net investment income for the years ended December 31, 2023, 2022 and 2021 are summarized as follows:

	2023	2022	2021

Fixed maturities	$326	$237	$191
Short-term investments and cash and cash equivalents	38	10	—
Funds held	211	151	85
Investment income from fixed maturities, cash and cash equivalents and funds held	575	398	276
Equity investments	41	39	32
Other investments(1)	51	43	41
Investment income from equities and other investments	92	82	73
Gross investment income	667	480	349
Investment expenses	(20)	(25)	(37)
Net investment income	$647	$455	$312
(1) Effective April 1, 2021, the InRe Fund was consolidated by us and subsequently liquidated by December 31, 2021. Refer to Note 15 for additional information. Prior to April 1, 2021, all income or loss from the InRe Fund was determined by the change in net asset value (NAV) of our holdings in the fund, which was included within net unrealized gains (losses) from other investments.

Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) for the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
	(in millions of U.S. dollars)
Net realized (losses) gains on sale:
Gross realized gains on fixed maturities, AFS	$5	$6	$19
Gross realized losses on fixed maturities, AFS	(81)	(89)	(13)
Decrease (increase) in allowance for expected credit losses on fixed maturities, AFS	11	(28)	(10)
Total net realized losses on sale	$(65)	$(111)	$(4)
Net (losses) gains recognized on equity securities sold during the period	—	—	9
Other investments (1)	—	—	66
Net realized investment (losses) gains on investment derivatives		—	(132)
Total net realized (losses) gains on sale	$(65)	$(111)	$(61)

Net unrealized gains (losses):
Fixed maturities, trading	$84	$(503)	$(144)
Funds held - directly managed	47	(567)	(62)
Equity securities	167	(290)	146
Other investments (1)	225	(125)	259
Investment derivatives	5	(18)	(21)
Total net unrealized gains (losses)	$528	$(1,503)	$178
(1) Effective April 1, 2021, the InRe Fund was consolidated by us and subsequently liquidated by December 31, 2021. Refer to Note 15 for additional information. Prior to April 1, 2021, all income or loss from the InRe Fund was determined by the change in net asset value (NAV) of our holdings in the fund, which was included within net unrealized gains (losses) from other investments.
Enstar Group Limited | 2023 Form 10-K                 151

Item 8 | Notes to Consolidated Financial Statements | Note 7 - Investments

The gross realized gains and losses on AFS investments included in the table above resulted from sales of $1.8 billion, $2.1 billion and $2.5 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
For the years ended December 31, 2023, 2022 and 2021, net unrealized gains (losses) recorded within the statement of operations relating to equity securities still held of the balance sheet date were $109 million, $(269) million and $146 million, respectively.
Restricted Assets
We utilize trust accounts to collateralize business with our (re)insurance counterparties. We are also required to maintain investments and cash and cash equivalents on deposit with regulatory authorities and Lloyd's to support our (re)insurance operations. The investments and cash and cash equivalents on deposit are available to settle (re)insurance liabilities. Collateral generally takes the form of assets held in trust, letters of credit or funds held. The assets used as collateral are primarily highly rated fixed maturities. The carrying value of our restricted assets, including restricted cash of $266 million and $508 million, as of December 31, 2023 and 2022, respectively, was as follows:

	2023	2022
	(in millions of U.S. dollars)
Collateral in trust for third party agreements	$5,301	$5,343
Assets on deposit with regulatory authorities	80	159
Collateral for secured letter of credit facilities	78	82
Funds at Lloyd’s (“FAL”) (1)	389	365
	$5,848	$5,949
(1) We managed and provided capacity for one Lloyd’s syndicate as of December 31, 2023 (December 31, 2022: we managed and/or provided capacity for three Lloyd's syndicates). Lloyd's determines the required capital principally through the use of an internal model that calculates a solvency capital requirement for each syndicate. This capital is referred to as FAL and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. We also utilize unsecured letters of credit for a significant portion of our FAL, as described in Note 18.
Enstar Group Limited | 2023 Form 10-K                 152

Item 8 | Notes to Consolidated Financial Statements | Note 8 - Derivatives and Hedging Instruments

8. DERIVATIVES AND HEDGING INSTRUMENTS

Accounting for Derivatives
Freestanding Derivatives
Freestanding derivatives are recorded on trade-dates and carried on the consolidated balance sheet either as assets within other assets or as liabilities within other liabilities at estimated fair value. We do not offset the estimated fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net unrealized gains (losses) included in our consolidated statements of operations.
Hedge Accounting
To qualify for hedge accounting, at the inception of the hedging relationship, we formally document the risk management objective and strategy for undertaking the hedging transaction, as well as the designation of the hedge.
We have qualifying net investment in foreign operation (“NIFO”) hedges. We recognize changes in the estimated fair value of the hedging derivatives within OCI, consistent with the translation adjustment for the hedged net investment in the foreign operation.
Our documentation sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and also sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and at least quarterly throughout the life of the designated hedging relationship. Assessments of hedge effectiveness are also subject to interpretation and estimation and different interpretations or estimates may have a material effect on the amount reported in net income.
When hedge accounting is discontinued pursuant to a NIFO hedge (due to a revaluation, payment of a dividend or the disposal of our investment in a foreign operation), the derivative continues to be carried on the balance sheet at its estimated fair value. Deferred gains and losses recorded in OCI pursuant to a discontinued NIFO hedge are recognized immediately in net foreign exchange losses (gains) in our consolidated statements of operations.
Embedded Derivatives
We are party to certain reinsurance agreements that have embedded derivatives. We also have embedded derivatives on our convertible bond portfolio, recorded within fixed maturities, trading on the consolidated balance sheets. We assess each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:
•the combined instrument is not accounted for in its entirety at estimated fair value with changes in estimated fair value recorded in net income;
•the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract; and
•a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument.
Such embedded derivatives are carried on the consolidated balance sheet at estimated fair value with the host contract and changes in their estimated fair value are generally reported within net unrealized gains (losses).

Derivative Strategies
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity price risks. We use a variety of strategies to manage these risks, including the use of derivatives.
Derivatives are financial instruments with values derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. The types of derivatives we use include swaps and forwards.
Enstar Group Limited | 2023 Form 10-K                 153

Item 8 | Notes to Consolidated Financial Statements | Note 8 - Derivatives and Hedging Instruments

Foreign currency derivatives
We use foreign currency exchange rate derivatives, including foreign currency forwards, to reduce the risk from fluctuations in foreign currency exchange rates associated with our assets and liabilities denominated in foreign currencies. We also use foreign currency derivatives to hedge the foreign currency exchange rate risk associated with certain of our net investments in foreign operations.
In a foreign currency forward transaction, we agree with another party to deliver a specified amount of an identified currency at a specified future date. The price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. We utilize foreign currency forwards in fair value, NIFO hedges and nonqualifying hedging relationships.
Interest rate derivatives
We use interest rate derivatives, specifically interest rate swaps, to reduce our exposure to changes in interest rates.
Interest rate swaps are used by us primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). In an interest rate swap, we agree with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount. We utilize interest rate swaps in nonqualifying hedging relationships.
In February 2023, we entered into a two-month forward starting receive fixed, pay floating interest rate swap with a notional value of $800 million to partially mitigate the risk that interest rates could decrease prior to our receipt of the cash consideration for the QBE LPT transaction. Following the expiration of the forward period in April 2023, we took delivery of a three-year receive fixed, pay floating interest rate swap. The notional value of the swap was subsequently partially unwound as the consideration received was invested. The swap was fully unwound in July 2023. As of December 31, 2023 and 2022, we had no interest rate swaps.
The following table presents the gross notional amounts and estimated fair values of our derivatives recorded within other assets and other liabilities on the consolidated balance sheets as of December 31, 2023 and 2022:

	2023			2022
		Fair Value (1)			Fair Value (1)
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
	(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$424	$1	$6	$442	$1	$11

Derivatives not designated as hedging instruments
Foreign currency forward contracts	313	3	3	244	5	1
Others	14	—	—	7	—	—
Total	$751	$4	$9	$693	$6	$12
(1) Refer to Note 14 for additional information regarding the fair value of our derivatives.
The following table presents the net gains and losses relating to our derivative instruments for the years ended December 31, 2023, 2022 and 2021:
Enstar Group Limited | 2023 Form 10-K                 154

Item 8 | Notes to Consolidated Financial Statements | Note 8 - Derivatives and Hedging Instruments

		Amount of Net Gains (Losses)
	Location of gain (loss) recognized on derivatives	2023	2022	2021
		(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Accumulated other comprehensive income (loss)	$(15)	$50	$24

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Net foreign exchange gains (losses)	9	(10)	(4)
Interest rate swap	Net unrealized gains (losses)	7	—	—
Others	Net unrealized gains (losses)	(2)	—	—

Enstar Group Limited | 2023 Form 10-K                 155

Item 8 | Notes to Consolidated Financial Statements | Note 9 - Reinsurance Balances Recoverable on Paid and Unpaid Losses

9. REINSURANCE BALANCES RECOVERABLE ON PAID AND UNPAID LOSSES

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
Changes in the allowance, as well as any subsequent collections of amounts previously written off, are reported as part of the net incurred losses and LAE in our consolidated statements of operations.
On an ongoing basis, we also evaluate and monitor the credit risk of our reinsurers, including those under voluntary schemes of arrangement, to minimize our exposure to significant losses from potential insolvencies.
The following tables provide the total reinsurance balances recoverable on paid and unpaid losses.

	December 31, 2023	December 31, 2022
	(in millions of U.S. dollars)
Recoverable from reinsurers on unpaid:
Outstanding losses and IBNR	$836	$1,075
ULAE	5	6
Fair value adjustments - acquired companies	(5)	(6)
Fair value adjustments - fair value option	(62)	(79)
Total reinsurance reserves recoverable	774	996
Paid losses recoverable	183	135
Total	$957	$1,131

Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$740	$856
Reinsurance balances recoverable on paid and unpaid losses - fair value option	217	275
Total	$957	$1,131
Certain of our subsidiaries and assumed portfolios, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of (re)insurance assumed.
The fair value adjustments, determined on acquisition of (re)insurance subsidiaries, are based on the estimated timing of loss and LAE recoveries and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the acquired reinsurance balances recoverable on paid and unpaid losses plus a spread for credit risk, and are amortized over the estimated recovery period, as adjusted for accelerations in timing of payments as a result of commutation settlements35.
35The determination of the fair value adjustments on the retroactive reinsurance contracts for which we have elected the fair value option is described in Note 14.
Enstar Group Limited | 2023 Form 10-K                 156

Item 8 | Notes to Consolidated Financial Statements | Note 9 - Reinsurance Balances Recoverable on Paid and Unpaid Losses

The decrease in reinsurance balances on paid and unpaid losses from December 31, 2022 to December 31, 2023 was primarily due to cash collections, adverse ceded development and foreign exchange movement.

Top Ten Reinsurers

	December 31, 2023			December 31, 2022
	Number	Total ($)	%	Number	Total ($)	%
	(in millions of U.S. dollars, except for number of top 10 reinsurers)
Information regarding top ten reinsurers:
Top 10 reinsurers rated A- or better	8	$436		8	$578
Top 10 non-rated reinsurers:
Due from a U.S. state backed reinsurer that is supported by assessments on active auto writers operating within the state		149			171
Due from a U.S. Workers' Compensation Reinsurance Pool that is secured through an allocation to insurers actively writing workers' compensation in the covered state		42			43
Total top 10 non-rated reinsurers	2	191		2	214
Total top 10 reinsurers		627	65.5%		792	70.0%
Other reinsurers > $1 million		316	33.0%		319	28.2%
Other reinsurers < $1 million		14	1.5%		20	1.8%
Total		$957	100.0%		$1,131	100.0%

Single reinsurers that represent 10% or more of total reinsurance balance recoverables as of December 31, 2023 and 2022:

Lloyd's Syndicates (1)		$135			$193
Michigan Catastrophic Claims Association(2)		$149			$171
(1) Lloyd's Syndicates are rated AA- by Standard & Poor's and A by A.M. Best.
(2) U.S. state backed reinsurer that is supported by assessments on active auto writers operating within the state.
The table below provides a reconciliation of the beginning and ending allowance for estimated uncollectible reinsurance balances for the years ended December 31, 2023 and 2022:

	2023	2022
	(in millions of U.S. dollars)
Allowance for estimated uncollectible reinsurance, beginning of year	$131	$136
Effect of exchange rate movement	1	1
Current period change in the allowance	2	(6)
Recoveries collected	(3)	—
Allowance for estimated uncollectible reinsurance, end of year	$131	$131
Enstar Group Limited | 2023 Form 10-K                 157

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Deferred Charge Assets and Deferred Gain Liabilities

10. DEFERRED CHARGE ASSETS AND DEFERRED GAIN LIABILITIES

If, at the inception of a retroactive reinsurance contract, the estimated liabilities for losses and LAE exceed the premiums received, a deferred charge asset (“DCA”) is recorded for this difference. In contrast, if the premiums received are in excess of the estimated undiscounted ultimate losses payable, a deferred gain liability (“DGL”) is recorded.
The consideration that we charge the ceding companies under retroactive reinsurance contracts may be lower than our estimate of losses and LAE liabilities as these liabilities may not be settled for many years. Our contractual counterparties (cedants) settle the consideration upon inception of the contract and we invest the consideration received over an extended period of time, thereby generating investment income. As a result, we expect to generate profits from these retroactive reinsurance contracts when taking into account the consideration received and expected investment income, less contractual obligations and expenses.
We amortize the originating DCA balances over the estimated claim payment period of the related contracts with the amortization adjusted prospectively at each reporting period to reflect new estimates of the pattern and timing of remaining losses and LAE payments. We present the amortization of our DCAs and DGLs as a separate line item in our consolidated statements of operations.
When liabilities for losses and LAE are extinguished through commutations and policy buybacks, they are removed from our estimates for the remaining loss and LAE payments, and this will generally result in an acceleration of the amortization of the DCAs.
DCAs are assessed at each reporting period for impairment and if the asset is determined to be impaired, then it is written down in the period in which the determination is made with that write down reflected in earnings as a component of net incurred losses and LAE. For the years ended December 31, 2023, 2022 and 2021 we completed our assessment for impairment of deferred charge assets and concluded that there had been no impairment of our carried deferred charge asset balances.
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
We continue to amortize the originating DCA balances over the estimated claim payment period of the related contracts with the amortization adjusted prospectively at each reporting period to reflect new estimates of the pattern and timing of remaining losses and LAE payments. Previously, the amortization of our DCAs and DGLs was included in net incurred losses and LAE. We now present the amortization of our DCAs and DGLs as a separate line item in our consolidated statements of operations.
We made the change in accounting policy because the primary basis for accepting consideration that is lower than the estimate of losses and LAE liabilities assumed is due to the time value of money, inclusive of our expectation of generating investment income, rather than expectations of changes in ultimate losses on the contracts.
We believe that the change in policy improves the usefulness of our financial statements as the changes in amortization of the DCA will no longer offset the loss developments, which allows the insurance loss developments to be recognized consistently through our consolidated statement of operations regardless of whether the contract resulted in a DCA at inception.
We have retrospectively applied this change in accounting policy to all applicable prior period information presented herein as required. As of January 1, 2020, the cumulative effect of this change resulted in a $158 million increase to retained earnings, which is reflected as a cumulative change in accounting principle in the consolidated statements of changes in shareholders’ equity.
Enstar Group Limited | 2023 Form 10-K                 158

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Deferred Charge Assets and Deferred Gain Liabilities

The following tables provide a summary of the effect of the change in accounting policy on our 2022 and previously reported consolidated financial statements:
Consolidated Balance Sheets

	As of December 31, 2022
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
	(in millions of U.S. dollars)
Deferred charge assets	$268	$390	$658

Retained earnings	4,016	390	4,406
Consolidated Statements of Operations

	Year Ended December 31, 2022
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
	(in millions of U.S. dollars, except per share data)
Net incurred losses and LAE:
Prior Period	$(513)	$(243)	$(756)
Total net incurred losses and loss adjustment expenses	(465)	(243)	(708)
Amortization of net deferred charge assets	—	80	80
Total expenses	(12)	(163)	(175)
NET LOSS FROM CONTINUING OPERATIONS	(1,108)	163	(945)
NET LOSS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(1,069)	163	(906)
	$—
Loss per ordinary share attributable to Enstar:
Basic	$(62.13)	$9.48	$(52.65)

Diluted	$(62.13)	$9.48	$(52.65)

	Year Ended December 31, 2021
	As previously reported	Adjustment	As adjusted
	(in millions of U.S. dollars, except per share data)
Net incurred losses and LAE:
Prior period	$(283)	$(120)	$(403)
Total net incurred losses and loss adjustment expenses	(111)	(120)	(231)
Amortization of net deferred charge assets	—	55	55
Total expenses	367	(65)	302
NET INCOME FROM CONTINUING OPERATIONS	488	65	553
NET INCOME ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$437	$65	$502

Earnings per ordinary share attributable to Enstar:
Basic	$22.05	$3.28	$25.33

Diluted	$21.71	$3.23	$24.94

Consolidated Statements of Comprehensive Income

Enstar Group Limited | 2023 Form 10-K                 159

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Deferred Charge Assets and Deferred Gain Liabilities

	Year Ended December 31, 2022			Year Ended December 31, 2021
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method	As previously reported	Adjustment	As adjusted
	(in millions of U.S. dollars)
NET (LOSS) INCOME	$(1,108)	$163	$(945)	$488	$65	$553

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSTAR	$(1,319)	$163	$(1,156)	$375	$65	$440

Consolidated Statements of Changes in Shareholders’ Equity

	Year Ended December 31, 2022			Year Ended December 31, 2021
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method	As previously reported	Adjustment	As adjusted
	(in millions of U.S. dollars)
Retained Earnings
Balance, beginning of year	$5,085	$227	$5,312	$4,647	$162	$4,809
Net (loss) income	(1,108)	163	(945)	488	65	553
Balance, end of year	$4,016	$390	$4,406	$5,085	$227	$5,312

Consolidated Statements of Cash Flows

	Year Ended December 31, 2022			Year Ended December 31, 2021
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method	As previously reported	Adjustment	As adjusted
	(in millions of U.S. dollars)
Net (loss) income	$(1,108)	$163	$(945)	$488	$65	$553
Adjustments to reconcile net (loss) income to cash flows provided by operating activities:
Amortization of net deferred charge assets	$—	$80	$80	$—	$55	$55
Other operating assets and liabilities(1)	$(174)	$(243)	$(417)	$838	$(120)	$718
(1)     As previously reported changes in other operating assets and liabilities for the year ended December 31, 2021 includes changes in premiums receivable of $324 million.
Enstar Group Limited | 2023 Form 10-K                 160

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Deferred Charge Assets and Deferred Gain Liabilities

The following tables provide a summary of the effect of the change in accounting policy on our 2022 and previously reported consolidated reconciliation of beginning and ending liability for losses and LAE:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method	As previously reported	Adjustment	As adjusted
	(in millions of U.S. dollars)
DCAs on retroactive reinsurance	$(371)	$371	$—	$(219)	$219	$—
Net balance as of January 1	11,555	371	11,926	8,709	219	8,928
Net incurred losses and LAE:
Prior periods:
Amortization of DCAs	243	(243)	—	120	(120)	—
Total prior periods	(513)	(243)	(756)	(283)	(120)	(403)
Total net incurred losses and LAE	(465)	(243)	(708)	(111)	(120)	(231)
Other changes:
Acquired business(2)	—	—	—	1,098	29	1,127
Assumed business(1)	2,520	140	2,660	3,445	254	3,699
Ceded business(3)	—	—	—	(92)	(11)	(103)
Total other changes	2,333	140	2,473	4,388	272	4,660
Net balance as of December 31	11,743	268	12,011	11,555	371	11,926
DCAs on retroactive reinsurance	$268	$(268)	$—	$371	$(371)	$—
(1)     2022 and 2021 assumed business is net of DCAs of $140 million and $254 million, respectively.
(2)    2021 acquired business included $257 million of loss reserves which are deemed to effectively settle balances relating to pre-existing relationships, the latter comprising of $286 million of reinsurance recoverables, partially offset by a DGL of $29 million, carried by two of our reinsurance subsidiaries. The impact of the DGL has been adjusted in the above table.
(3)    2021 ceded business is net of DGLs of $11 million.
Additionally, all relevant notes to the financial statements have been updated for impacts of the change in accounting policy.
Deferred Charge Assets and Deferred Gain Liabilities
The following table presents a reconciliation of the deferred charge assets and deferred gain liabilities for the years ended December 31, 2023, 2022 and 2021:

	2023			2022			2021
	DCA	DGL	Net	DCA	DGL	Net	DCA	DGL	Net
	(in millions of U.S. dollars)
Beginning carrying value	$658	$—	$658	$599	$1	$598	$401	$20	$381
New business	179	—	179	140	—	140	254	11	243
Realized on acquisition	—	—	—	—	—	—	—	(29)	29
Amortization	(106)	—	(106)	(81)	(1)	(80)	(56)	(1)	(55)
Ending carrying value	$731	$—	$731	$658	$—	$658	$599	$1	$598

Enstar Group Limited | 2023 Form 10-K                 161

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

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
Any subsequent remeasurement of our reserves will be recorded in net income in the period in which they become known and reflected as part of the net increase or reduction in the estimates of ultimate losses included within net incurred losses and LAE in the consolidated statements of operations.
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
Enstar Group Limited | 2023 Form 10-K                 162

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

may be caused by commutations. Provisions relating to the current period together with any adjustment to future run-off provisions are included in net incurred losses and LAE in the consolidated statements of operations.
Fair Value Option
We have elected to apply the fair value option for certain reinsurance contracts including, loss portfolio transfers ("LPTs") and reinsurance to close ("RITC") transactions. This is an irrevocable election that applies to all balances under the reinsurance contract, including reinsurance balances recoverable on paid and unpaid losses and the liability for losses and LAE. The primary reason for electing the fair value option was to reduce the earnings volatility created by carrying the liabilities for losses and LAE at cost and the assets supporting those liabilities at fair value. During 2017 and 2018, we elected the fair value option on select new business and classified the supporting portfolio investments as trading securities, whereby all changes in fair value were recorded in the statements of operations. Commencing in 2019, we discontinued electing the fair value option on new business in order to better align with our evolving investment objectives.
We use an internal model to calculate the fair value of the liability for losses and LAE and the reinsurance balances recoverable on paid and unpaid losses. The nominal amounts related to reinsurance balances recoverable on paid and unpaid losses and the liability for losses and LAE are inputs in our internal model. These liabilities are included in losses and LAE, at fair value on the consolidated balance sheets, and the changes in the liability are included in net incurred losses and LAE on the consolidated statements of operations.
Enstar Group Limited | 2023 Form 10-K                 163

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE.

	2023	2022	2021
	(in millions of U.S. dollars)
Balance as of January 1	$13,007	$13,258	$10,593
Losses and LAE relating to SGL No.1 (1)	—	—	255
Reinsurance reserves recoverable (2)	(996)	(1,332)	(1,830)
Reinsurance reserves recoverable relating to SGL No. 1 (1)	—	—	(90)
Net balance as of January 1	12,011	11,926	8,928
Net incurred losses and LAE:
Current period:
Increase in estimates of net ultimate losses	28	46	168
Increase in provisions for ULAE	2	2	4
Total current period	30	48	172
Prior periods:
Reduction in estimates of net ultimate losses	(157)	(403)	(281)
Reduction in provisions for ULAE	(69)	(135)	(63)
Amortization of fair value adjustments (3)	17	(18)	16
Changes in fair value - fair value option (4)	78	(200)	(75)
Total prior periods	(131)	(756)	(403)
Total net incurred losses and LAE	(101)	(708)	(231)
Net paid losses:
Current period	—	(3)	(29)
Prior periods	(2,467)	(1,677)	(1,402)
Total net paid losses	(2,467)	(1,680)	(1,431)
Other changes:
Effect of exchange rate movement	87	(187)	(63)
Change in net liability for losses and LAE at fair value - Instrument-specific credit risk	(21)	—	—
Acquired business (5)	—	—	1,127
Assumed business	2,215	2,660	3,699
Ceded business (6)	(139)	—	(103)
Total other changes	2,142	2,473	4,660
Net balance as of December 31	11,585	12,011	11,926
Reinsurance reserves recoverable (2)	774	996	1,332
Balance as of December 31	$12,359	$13,007	$13,258

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$11,196	$11,721
Loss and loss adjustment expenses, at fair value	1,163	1,286
Total	$12,359	$13,007
(1)     This balance represents our participation in Atrium's Syndicate 609 relating to the 2020 and prior underwriting years, which was no longer eliminated on our consolidated financial statements following the completion of the Exchange Transaction on January 1, 2021.
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
Enstar Group Limited | 2023 Form 10-K                 164

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

of our reinsurance subsidiaries. These pre-existing relationships were fair valued at $271 million in accordance with the acquisition method of accounting.
(6) 2023 ceded business represents the settlement of our participation in Atrium’s Syndicate 609 relating to the 2020 and prior underwriting years, comprised of losses and LAE expenses of $173 million, net of reinsurance reserves recoverable of $34 million.
Prior Period Development (“PPD”)
Reduction in Estimates of Net Ultimate Losses
The following table summarizes the (reductions) increases in estimates of net ultimate losses related to prior years by segment and line of business:

	2023	2022	2021
	(in millions of U.S. dollars)
Run-off segment:
Asbestos	$23	$(14)	$(16)
Environmental	(1)	(6)	7
General casualty	127	57	116
Workers' compensation	(200)	(318)	(234)
Marine, aviation and transit	(2)	(56)	(47)
Construction defect	17	(25)	(33)
Professional indemnity/Directors and Officers	(11)	(10)	(31)
Motor	(28)	74	43
Property	(68)	(35)	(45)
All Other	(14)	(22)	(37)
Total Run-off segment	(157)	(355)	(277)
Total Assumed Life segment	—	(52)	—
Total Legacy Underwriting segment	—	4	(4)
Total	$(157)	$(403)	$(281)
2023: The reduction in estimates of net ultimate losses of $157 million related to prior periods was driven by development in the following Run-off segment lines of business:
•Workers’ Compensation - The workers' compensation line of business experienced $200 million of favorable development, most notably in our 2018, 2019 and 2021 acquisition years, as a result of continued favorable incurred development driven by:
◦lower severity trends on certain existing claims;
◦reduced levels of expected frequency of claims for excess workers’ compensation; and
◦favorable claim settlements, including accelerated and favorable claim settlement patterns on certain portfolios.
•Property - The property line of business experienced $68 million of favorable development, most notably in the 2022 acquisition year, as a result of continued favorable claims experience.
•General Casualty - The experience in the general casualty reserves was adverse by $127 million. This was driven by higher average incurred severities as compared to assumptions, most notably in our 2019 and 2020 acquisition years.
◦Our 2020 acquisition year general casualty liabilities experienced additional claim reporting latency and unexpected increased severity on a small number of large New York Labor Law claims which resulted in increased loss estimates.
◦Our 2019 acquisition year ADC general casualty liabilities showed ground up adverse development which has resulted in higher loss estimates.
Enstar Group Limited | 2023 Form 10-K                 165

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

2022: The reduction in estimates of net ultimate losses of $403 million related to prior periods was primarily driven by development in the following Run-off segment lines of business:
•Workers’ Compensation - The workers' compensation line of business experienced $318 million of favorable development, most notably in our 2017 and 2019 to 2021 acquisition years, as a result of:
◦lower severity trends on certain existing claims;
◦reduced levels of expected frequency of claims for excess workers’ compensation;
◦favorable claim settlements, including accelerated and favorable claim settlement patterns on certain portfolios; and
◦an ADC contract where the cedants have experienced continued favorable ground-up performance.
During 2022, we also completed 15 commutations that resulted in a net reduction of ultimate losses of $11 million in our workers' compensation line of business.
•Motor - The experience in the motor line was adverse by $74 million due to higher-than-expected claims severity relating to our 2020 acquisition year.
•General Casualty - The experience in the general casualty reserves was adverse by $57 million, including adverse development on an LPT portfolio from our 2020 acquisition year, partially offset by favorable development on certain of our 2019 and 2021 ADC contracts. Notably,
◦Our 2020 acquisition year general casualty liabilities experienced additional claim reporting latency and unexpected increased severity on a small number of large New York Labor Law claims which resulted in increased loss estimates.
◦Our 2019 and 2021 acquisition year ADC general casualty liabilities show a continued pattern of ground up favorable development which has resulted in lower estimates of our reserves for these exposures.
•Marine, Aviation and Transit - The marine, aviation and transit line of business experienced a $56 million reduction in estimates of net ultimate losses due to favorable experience across a variety of claim types of favorable development as a result of favorable experience across a variety of claim types, related to the 2014, 2018 and 2019 acquisition years.
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
2021: The reduction in estimates of net ultimate losses of $281 million related to prior periods was primarily driven by development in the following Run-off segment lines of business:
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
Enstar Group Limited | 2023 Form 10-K                 166

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

During 2021, we also completed 4 commutations that resulted in a net increase of ultimate losses of $1 million in our marine, aviation and transit line of business.
•Motor - The experience in the motor line was adverse by $43 million due to higher-than-expected claims severity relating to our 2020 acquisition year.
Reduction in Provisions for ULAE
During 2023, 2022 and 2021, the favorable reduction in provisions for ULAE was driven by ULAE provision adjustments from our run-off operations, due to the corresponding reductions in loss reserves and the associated cost of managing such liabilities, which favorably impacted PPD. The reduction in provisions for ULAE in 2023 was partially offset by an increase of $21 million as a result of assuming active claims control on a 2022 LPT agreement with Argo.
Changes in Fair Value - Fair Value Option
During 2023, PPD was adversely impacted by changes in the fair value of liabilities for which we previously elected the fair value option of $78 million, which was primarily driven by an increase in the average payout period of the underlying liabilities and a decrease in global corporate bond yields.
During 2022 and 2021, decreases in the fair value of liabilities for which we have elected the fair value option of $200 million and $75 million, respectively, were primarily driven by an increase in corporate bond yields, which favorably impacted PPD.
Enstar Group Limited | 2023 Form 10-K                 167

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

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

	December 31, 2023
	Net Liability for Losses and LAE, Prior to Provision for Bad Debt	Provision for Bad Debt	Net Liability for Losses and LAE	Reinsurance Recoverable on Liabilities for Losses and LAE	Gross Liabilities for Losses and LAE
	(in millions of U.S. dollars)
Presented in the loss development tables:
Run-off segment:
Asbestos	$1,499	$18	$1,517	$59	$1,576
General casualty	4,061	7	4,068	102	4,170
Workers' compensation	1,740	1	1,741	201	1,942
Professional indemnity/Directors and Officers	1,984	1	1,985	124	2,109
Motor	653	2	655	173	828
Excluded from the loss development tables:
Run-off segment:
Environmental	299	3	302	10	312
Marine, aviation and transit	315	2	317	43	360
Construction defect	317	—	317	—	317
Property	244	1	245	93	338
Other	407	3	410	31	441
Total Run-off segment OLR and IBNR	11,519	38	11,557	836	12,393
ULAE	381	—	381	5	386
Fair value adjustments - acquired companies	(107)	—	(107)	(5)	(112)
Fair value adjustments - fair value option	(246)	—	(246)	(62)	(308)
Total	$11,547	$38	$11,585	$774	$12,359
Enstar Group Limited | 2023 Form 10-K                 168

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

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
Enstar Group Limited | 2023 Form 10-K                 169

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

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
The net liability for unpaid losses and LAE as of December 31, 2023 and 2022 included $1.8 billion and $2.0 billion, respectively, which represented an estimate of the net ultimate liability for A&E claims. The gross liability for such claims as of December 31, 2023 and 2022 was $1.9 billion and $2.0 billion, respectively.
The decreases on a net and gross basis, respectively, in 2023 were primarily due to net paid losses during the year.
Enstar Group Limited | 2023 Form 10-K                 170

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Disclosures of Incurred and Paid Loss Development, IBNR, Claims Counts and Payout Percentages
The loss development tables set forth our historic incurred and paid loss development through December 31, 2023, net of reinsurance, as well as the cumulative number of reported claims, IBNR balances, and other supplementary information for our segment lines of business with material net losses and LAE balances as of December 31, 2023.
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
•StarStone International: Effective January 1, 2021, StarStone International (an active underwriting business we had discontinued) reserves totaling $955 million were transferred from the Legacy Underwriting segment to the Run-off segment.
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
The loss development tables exclude ULAE and fair value adjustments related to both business acquisitions and retroactive reinsurance agreements for which we have elected the fair value option.
•PPD: PPD included in the loss development tables is calculated as follows: i) for acquisition years 2022 and prior, subtract the 2022 calendar year net cumulative incurred losses and ALAE from the 2023 calendar year for all accident years excluding 2023; and ii) add the result of subtracting the 2023 acquisition year net reserves acquired from the 2023 net cumulative incurred losses and ALE for all accident year excluding 2023.
Enstar Group Limited | 2023 Form 10-K                 171

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

•Foreign Exchange: The loss development tables exclude the impact of foreign exchange rates. Historical amounts are disclosed on a constant-currency basis, which is achieved by using constant foreign exchange rates between years in the loss development tables, and translating prior year amounts denominated in currencies other than the U.S. dollar, which is our reporting currency, using the closing exchange rates as of December 31, 2023.
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
•Supplemental Information: The information related to net incurred and paid loss development for all calendar years preceding the year ended December 31, 2023, as well as 2013 and prior accident year and all acquisition
Enstar Group Limited | 2023 Form 10-K                 172

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

year information (including net acquired reserves), and the related historical average claims payout percentage disclosure is unaudited and is presented as supplementary information.

Run-off Segment
Asbestos
			Net cumulative incurred losses and allocated loss adjustment expenses								Year Ended December 31, 2023	As of December 31, 2023
			For the years ended December 31
Acquisition Year	Accident Year	Net Acquired Reserves	2016	2017	2018	2019	2020	2021	2022	2023	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2016	2013 and Prior	$507	$506	$565	$563	$582	$632	$635	$635	$635	$—	$154	2,118
2017	2013 and Prior	886		816	761	799	810	791	777	797	20	438	6,458
2018	2013 and Prior	54			49	46	3	1	—	(1)	(1)	2	31
2019	2013 and Prior	366				367	354	356	355	356	1	92	1,291
2021	2013 and Prior	386						386	385	385	—	152	2,059
	Grand Total	$2,199								$2,172	$20	$838	11,957

Net cumulative paid losses and ALAE (from table below)										(834)
2014 to 2023 acquisition years - net liabilities for losses and ALAE										1,338
2013 and prior acquisition years - net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years										161	3
Total net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years										$1,499	$23

Run-off Segment
Asbestos
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2016	2017	2018	2019	2020	2021	2022	2023
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2016	2013 and Prior	20	71	124	183	228	268	299	332
2017	2013 and Prior		18	50	85	124	165	203	249
2018	2013 and Prior			(1)	(3)	(2)	(2)	(2)	(2)
2019	2013 and Prior				4	45	89	135	170
2021	2013 and Prior						(1)	52	85
	Grand Total								$834

Enstar Group Limited | 2023 Form 10-K                 173

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Asbestos
	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8
Acquisition Year	Unaudited
2016	3.15%	8.03%	8.35%	9.29%	7.09%	6.30%	4.88%	5.20%
2017	2.26%	4.02%	4.39%	4.89%	5.14%	4.77%	5.77%
2018	100.00%	200.00%	(100.00)%	—%	—%	—%
2019	1.12%	11.52%	12.36%	12.92%	9.83%
2021	(0.26)%	13.77%	8.57%
Enstar Group Limited | 2023 Form 10-K                 174

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
General Casualty
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2023	As of December 31, 2023
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2014	2013 and Prior	$57	$76	$81	$83	$81	$79	$80	$87	$77	$76	$74	$(2)	$2	957
2014	2014	—	1	1	—	—	1	1	2	1	1	1	—	—	3
2014	2015	—		—	—	—	—	—	—	—	—	—	—	—	2
2014	2016	—			—	—	—	—	—	—	—	—	—	—	1
2014	2017	—				—	—	—	—	—	—	—	—	—	1
	Total	57	77	82	83	81	80	81	89	78	77	75	(2)	2	964
2015	2013 and Prior	130		91	96	99	96	92	94	95	96	94	(2)	—	5,617
2015	2014	33		20	23	27	29	45	38	38	40	42	2	1	1,167
2015	2015	4		10	9	9	11	16	21	18	19	18	(1)	2	1,345
2015	2016	—			2	2	2	2	3	5	5	5	—	1	250
2015	2017	—				—	—	—	—	—	—	—	—	—	37
2015	2018	—					2	1	1	1	1	1	—	1	12
2015	2019	—						2	2	2	2	2	—	2	1
2015	2020	—							2	2	2	2	—	2	—
2015	2021	—								1	1	1	—	1	—
	Total	167		121	130	137	140	158	161	162	166	165	(1)	10	8,429
2016	2013 and Prior	(1)			4	9	8	8	6	5	4	4	—	—	1,787
	Total	(1)			4	9	8	8	6	5	4	4	—	—	1,787
2017	2013 and Prior	200				177	161	145	141	139	136	133	(3)	1	405
	Total	200				177	161	145	141	139	136	133	(3)	1	405
2018	2013 and Prior	178					152	142	135	136	138	138	—	10	51,769
2018	2014	50					49	47	43	46	47	49	2	4	2,147
2018	2015	91					91	96	92	93	100	113	13	—	3,152
2018	2016	63					63	81	83	83	90	91	1	4	3,366
2018	2017	38					41	42	49	52	50	47	(3)	5	1,037
2018	2018	40					40	41	39	36	34	42	8	1	641
2018	2019	—						7	6	7	7	7	—	—	8
2018	2020	—							—	—	—	—	—	—	1
2018	2021	—								—	—	—	—	—	1
2018	2022	—									—	—	—	—	1
	Total	460					436	456	447	453	466	487	21	24	62,123
2019	2013 and Prior	34						30	31	38	31	34	3	12	3,196
2019	2014	24						20	17	29	18	23	5	15	771
2019	2015	71						64	60	68	56	76	20	28	1,329
2019	2016	34						33	31	37	40	51	11	32	2,688
2019	2017	40						48	48	59	74	88	14	40	1,933
2019	2018	49						49	50	54	52	68	16	44	405
2019	2019	—						1	2	2	2	2	—	—	249
2019	2020	—							—	—	—	—	—	—	148
2019	2021	—								—	—	1	1	—	82
2019	2022	—									—	—	—	—	56
2019	2023	—										—		—	7
Enstar Group Limited | 2023 Form 10-K                 175

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
General Casualty
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2023	As of December 31, 2023
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
	Total	252						245	239	287	273	343	70	171	10,864
2020(1)	2013 and Prior	49							45	41	48	47	(1)	4	404
2020(1)	2014	33							36	34	51	56	5	7	248
2020(1)	2015	62							63	53	67	75	8	17	362
2020(1)	2016	69							71	70	94	111	17	24	484
2020(1)	2017	52							47	55	71	83	12	28	542
2020(1)	2018	59							56	47	62	71	9	14	366
2020(1)	2019	109							108	99	88	104	16	41	511
2020(1)	2020	84							83	94	83	58	(25)	33	551
	Total	517							509	493	564	605	41	168	3,468
2021	2013 and Prior	206								211	199	271	72	253	10,858
2021	2014	66								64	61	78	17	63	5,145
2021	2015	137								140	131	129	(2)	90	7,295
2021	2016	193								203	197	198	1	145	7,915
2021	2017	296								305	325	337	12	207	6,729
2021	2018	376								371	414	353	(61)	263	5,791
2021	2019	423								427	479	449	(30)	323	4,727
2021	2020	60								75	42	47	5	6	898
2021	2021	—								1	—	1	1	—	183
2021	2022	—									—	—	—	—	137
2021	2023	—										—		—	25
	Total	1,757								1,797	1,848	1,863	15	1,350	49,703
2022(1)	2013 and Prior	625							137	115	442	351	(91)	50	23,029
2022(1)	2014	188							55	43	140	142	2	12	6,330
2022(1)	2015	258							80	65	172	154	(18)	39	6,020
2022(1)	2016	310							75	102	70	219	149	90	6,012
2022(1)	2017	351							91	98	218	234	16	71	8,101
2022(1)	2018	388							84	97	403	285	(118)	102	8,810
2022(1)	2019	440							94	136	460	498	38	127	8,984
2022(1)	2020	—							—	—	—	(10)	(10)	2	86
2022(1)	2021	—								—	—	—	—	—	19
2022(1)	2022	—									—	—	—	—	13
2022(1)	2023	—										1		2	13
	Total	2,560							616	656	1,905	1,874	(32)	495	67,417
2023	2013 and Prior	84										86	2	2	105,148
2023	2014	10										14	4	5	43,842
2023	2015	15										15	—	4	38,404
2023	2016	21										23	2	7	36,346
2023	2017	41										39	(2)	12	34,482
2023	2018	55										56	1	15	31,525
2023	2019	94										111	17	41	14,566
2023	2020	122										125	3	79	3,742
2023	2021	71										66	(5)	56	4
Enstar Group Limited | 2023 Form 10-K                 176

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
General Casualty
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2023	As of December 31, 2023
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2023	2022	16										12	(4)	13	1
	Total	529										547	18	234	308,060
	Grand Total	$6,498										$6,096	$127	$2,455	513,220

Net cumulative paid losses and ALAE (from table below)												(2,116)
2014 to 2023 acquisition years - net liabilities for losses and ALAE												3,980
2013 and prior acquisition years - net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years												81	—
Total net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years												$4,061	$127
(1) In 2022, we entered into a LPT agreement with Aspen, which absorbed the Aspen ADC agreement we entered into in 2020. As such, we have reclassified the net reserves acquired in acquisition year 2020 and the net cumulative incurred losses and allocated loss adjustment expenses recorded through December 31, 2022 to acquisition year 2022.

Run-off Segment
General Casualty
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2014	2013 and Prior	$34	$37	$45	$47	$51	$55	$56	$59	$65	$66
2014	2014	—	—	—	—	1	1	1	1	1	1
	Total	34	37	45	47	52	56	57	60	66	67
2015	2013 and Prior		26	37	50	64	74	80	84	87	92
2015	2014		3	7	15	20	28	32	32	34	37
2015	2015		1	1	2	6	12	14	14	18	18
2015	2016			—	—	—	1	1	2	4	5
	Total		30	45	67	90	115	127	132	143	152
2016	2013 and Prior			1	2	2	3	4	3	4	3
	Total			1	2	2	3	4	3	4	3
2017	2013 and Prior				34	67	87	100	106	112	117
	Total				34	67	87	100	106	112	117
2018	2013 and Prior					17	43	66	79	89	96
2018	2014					4	15	22	29	33	36
2018	2015					17	32	45	60	69	92
2018	2016					11	33	47	57	67	79
2018	2017					—	12	24	32	37	44
2018	2018					—	9	17	26	30	38
2018	2019						2	3	6	6	7
	Total					49	146	224	289	331	392
2019	2013 and Prior						7	10	11	13	13
Enstar Group Limited | 2023 Form 10-K                 177

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
General Casualty
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2019	2014						4	2	3	1	2
2019	2015						3	12	15	24	32
2019	2016						(2)	(1)	(1)	3	5
2019	2017						7	10	14	16	17
2019	2018						1	3	4	5	4
2019	2019						—	1	1	1	1
	Total						20	37	47	63	74
2020	2013 and Prior							4	12	30	37
2020	2014							6	15	35	49
2020	2015							11	21	37	51
2020	2016							10	35	53	74
2020	2017							4	24	39	50
2020	2018							—	17	33	56
2020	2019							—	19	33	61
2020	2020							2	9	20	23
	Total							37	152	280	401
2021	2013 and Prior								2	6	13
2021	2014								2	11	15
2021	2015								9	18	30
2021	2016								16	24	37
2021	2017								24	51	77
2021	2018								6	44	65
2021	2019								3	26	41
2021	2020								9	17	21
	Total								71	197	299
2022	2013 and Prior									20	68
2022	2014									7	38
2022	2015									8	35
2022	2016									9	43
2022	2017									11	51
2022	2018									10	47
2022	2019									12	243
2022	2020									—	5
2022	2023										2
	Total									77	532
2023	2013 and Prior										6
2023	2014										3
2023	2015										3
2023	2016										7
2023	2017										4
2023	2018										17
2023	2019										24
2023	2020										13
2023	2021										2
Enstar Group Limited | 2023 Form 10-K                 178

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
General Casualty
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
	Total										79
	Grand Total										$2,116

Run-off Segment
General Casualty
	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Year of Acquisition	Unaudited
2014	45.33%	4.00%	10.67%	2.67%	6.67%	5.33%	1.33%	4.00%	8.00%	1.33%
2015	18.18%	9.09%	13.33%	13.94%	15.15%	7.27%	3.03%	6.67%	5.45%
2016	25.00%	25.00%	—%	25.00%	25.00%	(25.00)%	25.00%	(25.00)%
2017	25.56%	24.81%	15.04%	9.77%	4.51%	4.51%	3.76%
2018	10.06%	19.92%	16.02%	13.35%	8.62%	12.53%
2019	5.83%	4.96%	2.92%	4.66%	3.21%
2020	6.12%	19.01%	21.16%	20.00%
2021	3.81%	6.76%	5.48%
2022	4.11%	24.28%
2023	14.44%

Enstar Group Limited | 2023 Form 10-K                 179

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Workers' Compensation
			Net cumulative incurred losses and allocated loss adjustment expenses									Year Ended December 31, 2023	As of December 31, 2023
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2015	2016	2017	2018	2019	2020	2021	2022	2023	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2015	2013 and Prior	$1,298	$1,180	$871	$817	$771	$729	$715	$699	$696	$685	$(11)	$35	14,183
2015	2014	84	89	84	84	81	80	82	83	82	83	1	—	3,956
2015	2015	7	22	16	15	15	14	15	14	14	14	—	1	5,280
2015	2016	—		1	1	1	1	1	1	—	—	—	—	10,722
2015	2017	—			—	—	—	—	—	—	—	—	—	2,251
2015	2018	—				—	—	—	—	—	—	—	—	10
	Total	1,389	1,291	972	917	868	824	813	797	792	782	(10)	36	36,402
2016	2013 and Prior	466		466	434	471	457	399	392	389	388	(1)	13	10,533
	Total	466		466	434	471	457	399	392	389	388	(1)	13	10,533
2017	2013 and Prior	145			104	112	117	110	104	84	79	(5)	10	21
	Total	145			104	112	117	110	104	84	79	(5)	10	21
2018	2013 and Prior	244				233	226	220	224	209	199	(10)	48	6,896
2018	2014	62				63	57	53	51	52	49	(3)	8	1,517
2018	2015	37				37	33	32	30	29	26	(3)	5	1,438
2018	2016	44				45	40	39	40	37	35	(2)	8	1,281
2018	2017	53				55	49	47	47	46	43	(3)	9	1,132
2018	2018	65				65	60	60	55	56	48	(8)	7	975
2018	2019	—					21	21	21	21	20	(1)	—	124
2018	2020	—						—	—	—	—	—	—	2
2018	2021	—							—	—	—	—	—	1
	Total	505				498	486	472	468	450	420	(30)	85	13,366
2019	2013 and Prior	30					27	27	41	39	36	(3)	19	13,904
2019	2014	35					37	37	31	31	29	(2)	14	3,240
2019	2015	55					54	54	44	42	39	(3)	20	4,260
2019	2016	82					82	83	61	57	53	(4)	22	5,040
2019	2017	87					88	90	66	62	57	(5)	28	2,432
2019	2018	119					119	119	82	71	63	(8)	37	372
2019	2019	—					—	—	—	—	—	—	—	14
2019	2020	—						—	—	—	—	—	—	3
2019	2021	—							—	—	—	—	—	1
	Total	408					407	410	325	302	277	(25)	140	29,266
2020	2013 and Prior	208						121	105	90	92	2	23	8
2020	2014	—						—	1	1	—	(1)	—	16
2020	2015	2						2	2	1	1	—	—	56
2020	2016	3						3	3	3	2	(1)	—	131
2020	2017	2						2	2	1	1	—	—	129
2020	2018	10						10	8	8	7	(1)	1	335
2020	2019	32						32	26	26	26	—	3	677
2020	2020	32						33	26	28	29	1	3	1,225
	Total	289						203	173	158	158	—	30	2,577
2021	2013 and Prior	1,031							966	783	676	(107)	148	20,978
2021	2014	13							14	15	14	(1)	6	2,148
Enstar Group Limited | 2023 Form 10-K                 180

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Workers' Compensation
			Net cumulative incurred losses and allocated loss adjustment expenses									Year Ended December 31, 2023	As of December 31, 2023
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2015	2016	2017	2018	2019	2020	2021	2022	2023	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2021	2015	43							35	30	34	4	13	3,553
2021	2016	55							54	49	45	(4)	17	3,919
2021	2017	46							46	42	36	(6)	14	5,941
2021	2018	66							64	55	54	(1)	25	5,287
2021	2019	46							47	42	41	(1)	11	5,126
2021	2020	46							56	55	54	(1)	4	6,451
2021	2021	—							23	19	21	2	5	4,121
2021	2022	—								3	3	—	—	26
2021	2023	—									—	—	—	1
	Total	1,346							1,305	1,093	978	(115)	243	57,551
2022	2013 and Prior	3								4	1	(3)	—	4,328
2022	2014	2								3	1	(2)	—	650
2022	2015	3								5	3	(2)	—	304
2022	2016	2								1	3	2	—	239
2022	2017	5								5	3	(2)	(1)	240
2022	2018	11								9	9	—	5	356
2022	2019	18								11	6	(5)	—	518
	Total	44								38	26	(12)	4	6,635
	Grand Total	$4,592									$3,108	$(198)	$561	$156,351

Net cumulative paid losses and ALAE (from table below)											(1,501)
2014 to 2023 acquisition years - net liabilities for losses and ALAE											1,607
2013 and prior acquisition years - net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years											133	(2)
Total net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years											$1,740	$(200)
Enstar Group Limited | 2023 Form 10-K                 181

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Workers' Compensation
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2015	2013 and Prior	89	206	290	355	401	432	463	477	502
2015	2014	18	38	54	67	75	78	79	79	81
2015	2015	3	8	10	11	12	12	12	13	13
	Total	110	252	354	433	488	522	554	569	596
2016	2013 and Prior		41	76	104	143	175	198	216	237
	Total		41	76	104	143	175	198	216	237
2017	2013 and Prior			26	33	46	57	61	53	56
	Total			26	33	46	57	61	53	56
2018	2013 and Prior				5	29	52	61	74	92
2018	2014				3	14	21	28	32	37
2018	2015				1	3	8	11	14	18
2018	2016				—	5	8	13	16	21
2018	2017				—	7	10	12	16	24
2018	2018				—	29	34	36	37	39
2018	2019					13	16	16	16	19
	Total				9	100	149	177	205	250
2019	2013 and Prior					1	1	1	1	1
2019	2014					2	3	4	4	4
2019	2015					3	4	4	4	4
2019	2016					5	9	10	11	12
2019	2017					2	4	5	7	8
2019	2018					1	1	1	1	1
	Total					14	22	25	28	30
2020	2013 and Prior						2	10	14	22
2020	2016						—	1	1	2
2020	2017						—	1	1	1
2020	2018						—	1	4	4
2020	2019						1	10	15	19
2020	2020						1	10	18	23
	Total						4	33	53	71
2021	2013 and Prior							16	54	105
2021	2014							2	3	5
2021	2015							3	8	12
2021	2016							5	14	18
2021	2017							7	13	17
2021	2018							6	13	19
2021	2019							8	16	21
2021	2020							23	37	43
2021	2021							4	10	13
	Total							74	168	253
2022	2013 and Prior								—	1
Enstar Group Limited | 2023 Form 10-K                 182

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Workers' Compensation
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2022	2015								—	1
2022	2016								—	1
2022	2017								—	2
2022	2018								—	3
	Total								—	8
	Grand Total									$1,501

Run-off Segment
Workers' Compensation
	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9
Year of Acquisition	Unaudited
2015	14.07%	18.16%	13.04%	10.10%	7.03%	4.35%	4.09%	1.92%	3.45%
2016	10.57%	9.02%	7.22%	10.05%	8.25%	5.93%	4.64%	5.41%
2017	32.91%	8.86%	16.46%	13.92%	5.06%	(10.13)%	3.80%
2018	2.14%	21.67%	11.67%	6.67%	6.67%	10.71%
2019	5.05%	2.89%	1.08%	1.08%	0.72%
2020	2.53%	18.35%	12.66%	11.39%
2021	7.57%	9.61%	8.69%
2022	—%	30.77%
Enstar Group Limited | 2023 Form 10-K                 183

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Professional Indemnity / Directors and Officers
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2023	As of December 31, 2023
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2014	2013 and Prior	$103	$102	$136	$123	$125	$120	$113	$110	$111	$111	$110	$(1)	$4	5,553
2014	2014	—	7	5	5	4	6	5	5	9	10	10	—	1	549
2014	2015	—		—	6	9	8	6	6	2	2	2	—	—	76
2014	2016	—			—	—	—	—	—	—	—	—	—	—	18
2014	2017	—				—	—	—	—	—	—	—	—	—	24
2014	2018	—					—	—	—	—	—	—	—	—	13
2014	2019	—						—	—	—	—	—	—	—	5
2014	2020	—							—	—	—	—	—	—	5
2014	2021	—								—	—	—	—	—	3
	Total	103	109	141	134	138	134	124	121	122	123	122	(1)	5	6,246
2016	2013 and Prior	119			115	118	117	104	102	98	95	85	(10)	(7)	3,010
	Total	119			115	118	117	104	102	98	95	85	(10)	(7)	3,010
2018	2013 and Prior	354					355	309	306	299	281	264	(17)	14	65,999
2018	2014	69					63	66	65	64	69	73	4	3	3,688
2018	2015	49					63	70	70	57	61	47	(14)	(7)	3,831
2018	2016	16					36	40	55	71	76	87	11	9	2,186
2018	2017	1					3	7	8	11	12	28	16	4	200
2018	2018	—					—	1	1	1	1	1	—	—	14
2018	2019	—						—	—	—	—	—	—	—	8
2018	2020	—							—	—	1	1	—	—	24
2018	2021	—								—	—	—	—	—	3
2018	2022	—									—	—	—	—	1
	Total	489					520	493	505	503	501	501	—	23	75,954
2019	2013 and Prior	86						69	57	56	52	70	18	6	14,338
2019	2014	44						28	26	23	25	24	(1)	1	3,923
2019	2015	64						61	36	35	34	28	(6)	(2)	4,652
2019	2016	15						37	47	56	49	42	(7)	3	5,425
2019	2017	6						19	35	38	42	43	1	5	3,150
2019	2018	—						4	4	4	4	(4)	(8)	1	385
2019	2019	—						2	1	2	2	2	—	—	64
2019	2020	—							—	—	—	—	—	—	41
2019	2021	—								—	—	—	—	—	7
2019	2022	—									—	—	—	—	11
2019	2023	—										—		—	8
	Total	215						220	206	214	208	205	(3)	14	32,004
2020 (1)	2013 and Prior	1							1	1	1	1	—	—	11
2020 (1)	2014	—							—	—	—	—	—	—	3
2020 (1)	2015	1							1	1	—	—	—	—	3
2020 (1)	2016	—							—	—	—	—	—	—	8
2020 (1)	2017	1							1	1	(1)	(1)	—	—	42
2020 (1)	2018	13							13	14	12	12	—	1	123
2020 (1)	2019	32							32	21	31	32	1	4	157
Enstar Group Limited | 2023 Form 10-K                 184

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Professional Indemnity / Directors and Officers
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2023	As of December 31, 2023
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2020 (1)	2020	35							35	37	32	32	—	2	163
	Total	83							83	75	75	76	1	7	510
2021	2013 and Prior	82								92	71	31	(40)	8	7,451
2021	2014	21								22	20	18	(2)	9	1,927
2021	2015	43								46	34	26	(8)	12	2,553
2021	2016	45								45	38	34	(4)	19	2,362
2021	2017	74								67	67	64	(3)	24	3,084
2021	2018	142								133	120	112	(8)	44	3,368
2021	2019	176								162	186	176	(10)	79	3,507
2021	2020	48								40	27	19	(8)	10	872
2021	2021	—								10	10	16	6	10	243
2021	2022	—									2	10	8	8	62
2021	2023	—										—		—	3
	Total	631								617	575	506	(69)	223	25,432
2022 (1)	2013 and Prior	38							13	28	92	48	(44)	6	2,066
2022 (1)	2014	31							12	11	25	20	(5)	2	904
2022 (1)	2015	47							16	16	33	56	23	1	1,436
2022 (1)	2016	45							16	26	20	46	26	21	2,700
2022 (1)	2017	91							16	25	55	56	1	12	3,482
2022 (1)	2018	85							13	24	108	108	—	48	4,165
2022 (1)	2019	181							68	35	110	139	29	48	5,348
2022 (1)	2020	—							—	—	—	—	—	—	44
2022 (1)	2021	—								—	—	—	—	—	15
2022 (1)	2022	—									—	—	—	—	17
2022 (1)	2023	—										—	—	—	19
	Total	518							154	165	443	473	30	138	20,196
2023	2013 and Prior	135										189	54	30	62,529
2023	2014	34										39	5	2	2,056
2023	2015	43										64	21	20	2,629
2023	2016	128										128	—	50	4,451
2023	2017	260										287	27	101	5,528
2023	2018	218										164	(54)	20	5,142
2023	2019	169										172	3	87	3,887
2023	2020	229										217	(12)	133	2,087
2023	2021	27										25	(2)	27	199
2023	2022	3										3	—	3	31
2023	2023	—										—		—	7
	Total	1,246										1,288	42	473	88,546
	Grand Total	$3,404										$3,256	$(10)	$876	251,898
Net cumulative paid losses and ALAE (from table below)												(1,284)
2014 to 2023 acquisition years - net liabilities for losses and ALAE												1,972
Enstar Group Limited | 2023 Form 10-K                 185

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Professional Indemnity / Directors and Officers
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2023	As of December 31, 2023
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2013 and prior acquisition years - net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years												12	(1)
Total net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years												$1,984	$(11)
(1) In 2022, we entered into a LPT agreement with Aspen, which absorbed the Aspen ADC agreement we entered into in 2020. As such, we have reclassified the net reserves acquired in acquisition year 2020 and the net cumulative incurred losses and allocated loss adjustment expenses recorded through December 31, 2022 to acquisition year 2022.
Enstar Group Limited | 2023 Form 10-K                 186

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Professional Indemnity / Directors and Officers
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2014	2013 and Prior	39	64	78	90	92	92	94	95	96	98
2014	2014	—	—	2	2	3	3	3	3	4	9
2014	2015		—	—	1	2	2	2	2	2	2
	Total	39	64	80	93	97	97	99	100	102	109
2016	2013 and Prior			9	20	32	29	33	41	44	53
	Total			9	20	32	29	33	41	44	53
2018	2013 and Prior					57	95	84	105	136	156
2018	2014					12	26	40	50	57	60
2018	2015					17	21	28	24	24	19
2018	2016					8	24	39	47	61	71
2018	2017					—	2	5	9	10	25
2018	2018					—	1	1	1	1	1
	Total					94	169	197	236	289	332
2019	2013 and Prior						8	11	20	22	38
2019	2014						5	5	12	14	17
2019	2015						10	8	10	12	14
2019	2016						9	21	28	38	33
2019	2017						3	14	16	27	40
2019	2018						1	1	3	4	(3)
2019	2019						—	—	1	2	2
	Total						36	60	90	119	141
2020	2013 and Prior							1	1	1	1
2020	2017							—	(1)	—	(1)
2020	2018							—	4	9	10
2020	2019							—	9	21	27
2020	2020							1	8	17	29
	Total							2	21	48	66
2021	2013 and Prior								3	3	17
2021	2014								—	2	6
2021	2015								2	4	11
2021	2016								2	6	13
2021	2017								2	15	27
2021	2018								7	38	50
2021	2019								3	43	54
2021	2020								2	3	4
2021	2021								1	2	5
	Total								22	116	187
2022	2013 and Prior									43	19
2022	2014									1	13
2022	2015									2	17
2022	2016									1	13
2022	2017									2	16
Enstar Group Limited | 2023 Form 10-K                 187

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Professional Indemnity / Directors and Officers
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2022	2018									1	41
2022	2019									3	56
	Total									53	175
2023	2013 and Prior										40
2023	2014										10
2023	2015										2
2023	2016										16
2023	2017										56
2023	2018										48
2023	2019										13
2023	2020										40
2023	2021										(4)
	Total										221
	Grand Total										$1,284

Run-off Segment
Professional Indemnity/Directors & Officers
	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Year of Acquisition	Unaudited
2014	31.97%	20.49%	13.11%	10.66%	3.28%	—%	1.64%	0.82%	1.64%	5.74%
2016	10.59%	12.94%	14.12%	(3.53)%	4.71%	9.41%	3.53%	10.59%
2018	18.76%	14.97%	5.59%	7.78%	10.58%	8.58%
2019	17.56%	11.71%	14.63%	14.15%	10.73%
2020	2.63%	25.00%	35.53%	23.68%
2021	4.35%	18.58%	14.03%
2022	11.21%	25.79%
2023	17.16%
Enstar Group Limited | 2023 Form 10-K                 188

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Motor
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2023	As of December 31, 2023
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2014	2013 and Prior	$33	$39	$42	$42	$42	$43	$44	$44	$42	$42	$42	$—	$—	2,126
2014	2014	—	—	—	—	1	1	1	1	1	1	1	—	—	5
2014	2015	—		—	—	—	—	—	—	—	—	—	—	—	1
2014	2016	—			—	—	—	—	—	—	—	—	—	—	1
2014	2017	—				—	—	—	—	—	—	—	—	—	1
	Total	33	39	42	42	43	44	45	45	43	43	43	—	—	2,134
2015	2013 and Prior	51		61	63	65	63	63	63	63	63	63	—	1	1,132
2015	2014	8		12	13	12	13	12	12	12	11	11	—	—	668
2015	2015	4		7	6	8	8	8	8	8	8	8	—	—	1,385
2015	2016	—			1	—	—	—	—	—	—	1	1	—	229
2015	2017	—				—	—	—	—	—	—	—	—	—	14
2015	2018	—					—	—	—	—	—	—	—	—	5
	Total	63		80	83	85	84	83	83	83	82	83	1	1	3,433
2017	2013 and Prior	19				27	20	19	23	29	26	30	4	—	124
2017	2014	2				2	2	2	2	2	2	2	—	—	26
2017	2015	1				1	2	1	1	1	1	1	—	—	15
2017	2016	—				—	—	1	1	1	1	1	—	—	4
	Total	22				30	24	23	27	33	30	34	4	—	169
2018	2013 and Prior	190					158	172	166	165	161	164	3	6	4,956
2018	2014	115					100	88	84	77	84	88	4	5	802
2018	2015	122					112	118	113	109	116	114	(2)	6	1,041
2018	2016	105					103	108	102	100	101	103	2	2	637
2018	2017	101					102	98	102	102	103	103	—	2	104
2018	2018	181					181	158	160	161	167	166	(1)	5	29
2018	2019	—						39	39	40	44	43	(1)	—	42
	Total	814					756	781	766	754	776	781	5	26	7,611
2019	2013 and Prior	20						22	20	20	18	19	1	1	3,605
	Total	20						22	20	20	18	19	1	1	3,605
2020	2015	2							3	3	3	3	—	—	19
2020	2016	49							42	49	51	51	—	1	221
2020	2017	154							186	215	231	232	1	8	1,167
2020	2018	250							397	415	469	454	(15)	23	2,395
	Total	455							628	682	754	740	(14)	32	3,802
2021	2013 and Prior	12								11	6	2	(4)	2	2,160
2021	2014	6								6	3	3	—	1	911
2021	2015	7								4	(1)	(1)	—	1	821
2021	2016	6								5	2	3	1	1	795
2021	2017	5								4	2	2	—	1	591
2021	2018	6								7	5	6	1	3	1
2021	2019	8								10	8	19	11	4	1
2021	2020	5								6	4	6	2	2	1
	Total	55								53	29	40	11	15	5,281
Enstar Group Limited | 2023 Form 10-K                 189

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Motor
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2023	As of December 31, 2023
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2022	2013 and Prior	—									—	—	—	—	23,610
2022	2014	1									1	—	(1)	—	6,143
2022	2015	2									2	—	(2)	—	6,321
2022	2016	3									3	1	(2)	—	5,052
2022	2017	2									2	1	(1)	—	5,371
2022	2018	8									8	1	(7)	—	5,672
2022	2019	—									—	5	5	1	5,775
	Total	16									16	8	(8)	1	57,944
2023	2013 and Prior	267										267	—	58	148
2023	2014	2										2	—	—	76
2023	2015	4										4	—	—	81
2023	2016	8										11	3	—	151
2023	2017	18										10	(8)	1	270
2023	2018	21										17	(4)	2	492
2023	2019	30										28	(2)	2	690
2023	2020	52										40	(12)	5	1,125
2023	2021	51										49	(2)	5	2,050
	Total	453										428	(25)	73	5,083
	Grand Total	$1,931										$2,176	$(25)	$149	89,062

Net cumulative paid losses and ALAE (from table below)												(1,541)
2014 to 2023 acquisition years - net liabilities for losses and ALAE												635
2013 and prior acquisition years - net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years												18	(3)
Total net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years												$653	$(28)
Enstar Group Limited | 2023 Form 10-K                 190

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Motor
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2014	2013 and Prior	$19	$34	$38	$40	$42	$42	$42	$42	$43	$42
2014	2014	—	—	—	1	1	1	1	1	1	1
	Total	19	34	38	41	43	43	43	43	44	43
2015	2013 and Prior		25	36	43	47	50	52	53	54	55
2015	2014		4	8	9	11	11	11	12	12	12
2015	2015		3	4	6	7	7	8	8	8	8
	Total		32	48	58	65	68	71	73	74	75
2017	2013 and Prior				12	15	18	20	21	24	27
2017	2014				—	—	1	1	2	2	1
2017	2015				—	—	1	1	1	1	1
2017	2016				—	—	1	1	1	1	1
	Total				12	15	21	23	25	28	30
2018	2013 and Prior					32	71	88	106	114	118
2018	2014					22	48	57	61	69	71
2018	2015					19	57	79	86	95	104
2018	2016					6	43	65	76	85	90
2018	2017					—	48	73	83	92	98
2018	2018					—	87	120	136	149	159
2018	2019						22	30	36	40	42
	Total					79	376	512	584	644	682
2019	2013 and Prior						—	1	4	5	5
	Total						—	1	4	5	5
2020	2015							2	3	3	3
2020	2016							25	40	45	48
2020	2017							69	148	196	215
2020	2018							110	247	353	409
	Total							206	438	597	675
2021	2015								—	(2)	(3)
	Total								—	(2)	(3)
2022	2019									—	2
	Total									—	2
	2013 and Prior										2
2023	2016										3
2023	2017										2
2023	2018										3
2023	2019										7
2023	2020										7
2023	2021										8
	Total										32
	Grand Total										$1,541
Enstar Group Limited | 2023 Form 10-K                 191

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Motor
	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Year of Acquisition	Unaudited
2014	44.19%	34.88%	9.30%	6.98%	4.65%	—%	—%	—%	2.33%	(2.33)%
2015	38.55%	19.28%	12.05%	8.43%	3.61%	3.61%	2.41%	1.20%	1.20%
2017	35.29%	8.82%	17.65%	5.88%	5.88%	8.82%	5.88%
2018	10.12%	38.03%	17.41%	9.22%	7.68%	4.87%
2019	—%	5.26%	15.79%	5.26%	—%
2020	27.84%	31.35%	21.49%	10.54%
2021	—%	(5.00)%	(2.50)%
2022	—%	25.00%
2023	7.48%

Enstar Group Limited | 2023 Form 10-K                 192

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

StarStone International
As described above, the loss development information for StarStone International has been included in the Run-off segment loss development tables above as an acquisition in 2021 and also presented separately on a standalone basis from the date of acquisition (April 2014) below.

StarStone International
General Casualty
Net Cumulative Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance											For The Year Ended December 31, 2023	As of December 31, 2023
Accident Year	For The Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	PPD	IBNR(1)	Cumulative Number of Claims
	(in millions of U.S. dollars, except cumulative number of claims)
	(unaudited)
2013 and Prior	$69	$63	$69	$65	$73	$76	$76	$77	$77	$79	$2	$5	9,496
2014	41	42	41	41	41	47	45	43	44	44	—	1	4,365
2015		52	53	55	62	70	67	68	73	74	1	2	4,037
2016			55	54	80	103	98	106	103	104	1	9	4,225
2017				60	94	132	141	150	160	174	14	20	4,194
2018					41	47	50	45	56	52	(4)	24	3,005
2019						10	11	16	16	18	2	1	1,925
2020							31	48	34	40	6	4	897
2021								1	—	1	1	—	183
2022									—	—		—	137
2023										—	—	—	25
									Total	$586	$23	$66	32,489
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	For The Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(unaudited)
2013 and Prior	$18	$33	$47	$51	$64	$69	$71	$71	$73	$73
2014	3	9	16	23	28	30	32	34	41	43
2015		3	10	21	31	45	48	55	62	69
2016			1	15	32	52	64	78	82	86
2017				3	23	61	97	118	129	142
2018					2	6	17	21	29	37
2019						1	4	5	7	12
2020							1	9	17	21
									Total	$483
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$103

Enstar Group Limited | 2023 Form 10-K                 193

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2023 is set forth below:

2023
(in millions of U.S. dollars)
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$103
Reinsurance recoverable on unpaid losses	12
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$115
The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
General Casualty	6.03%	13.92%	16.67%	12.90%	16.22%	8.35%	5.57%	4.46%	9.30%	2.27%
Enstar Group Limited | 2023 Form 10-K                 194

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

StarStone International
Workers' Compensation
Net Cumulative Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance											For The Year Ended December 31, 2023	As of December 31, 2023
	For The Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	PPD	IBNR(1)	Cumulative Number of Claims
	(in millions of U.S. dollars, except cumulative number of claims)
	(unaudited)
2013 and Prior	$102	$102	$102	$102	$102	$102	$103	$103	$103	$103	$—	$—	7,951
2014	14	17	17	15	16	16	15	15	16	15	(1)	—	1,994
2015		42	44	40	39	38	37	36	36	35	(1)	—	3,327
2016			55	53	53	56	52	52	52	51	(1)	—	3,499
2017				41	42	38	41	40	39	35	(4)	2	3,175
2018					37	37	38	38	37	36	(1)	2	4,005
2019						17	23	26	26	29	3	2	4,302
2020							30	40	35	35	—	2	3,234
2021								8	4	5	1	2	191
2022									3	3	—	—	26
2023										—		—	1
										$347	$(4)	$10	31,705
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(unaudited)
2013 and Prior	$100	$101	$101	$101	$102	$102	$102	$102	$102	$102
2014	2	7	10	11	13	13	14	14	14	14
2015		5	17	26	30	32	33	33	34	34
2016			8	25	36	43	45	47	49	50
2017				6	17	28	32	34	35	33
2018					14	22	27	30	32	34
2019						3	18	20	22	23
2020							5	20	27	29
2021								—	1	2
										$321
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$26
Enstar Group Limited | 2023 Form 10-K                 195

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2023 is set forth below:

2023
(in millions of U.S. dollars)
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$26
Reinsurance recoverable on unpaid losses	—
Gross liability for unpaid losses and LAE before ULAE and fair value adjustments	$26
The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Workers Compensation	27.63%	31.27%	17.72%	8.02%	5.52%	2.53%	0.97%	1.20%	—%	—%
Enstar Group Limited | 2023 Form 10-K                 196

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

StarStone International
Professional Indemnity / Directors and Officers
Net Cumulative Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance											For The Year Ended December 31, 2023	As of December 31, 2023
	For The Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	PPD	IBNR(1)	Cumulative Number of Claims
	(in millions of U.S. dollars, except cumulative number of claims)
	(unaudited)
2013 and Prior	$38	$32	$31	$29	$36	$43	$45	$50	$48	$45	$(3)	$5	3,019
2014	21	21	20	22	19	23	22	23	23	21	(2)	3	937
2015		20	26	26	29	29	32	34	32	32	—	3	1,184
2016			27	26	27	26	23	24	25	22	(3)	3	842
2017				31	42	37	32	29	27	21	(6)	2	997
2018					31	33	35	37	40	35	(5)	1	1,173
2019						21	27	28	31	24	(7)	8	1,256
2020							33	28	27	19	(8)	10	872
2021								10	10	16	6	10	243
2022									2	10	8	8	62
2023										—		—	3
										$245	$(20)	$53	10,588
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	For The Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(unaudited)
2013 and Prior	$14	$17	$22	$22	$29	$31	$33	$32	$32	$33
2014	—	3	5	9	13	14	14	14	16	16
2015		2	7	12	15	18	22	22	23	24
2016			1	7	13	15	18	18	18	18
2017				2	11	16	20	20	20	21
2018					3	9	14	19	28	30
2019						—	4	6	11	11
2020							—	2	3	4
2021								1	2	5
2022									—	—
										$162
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$83

Enstar Group Limited | 2023 Form 10-K                 197

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2023 is set forth below:

2023
(in millions of U.S. dollars)
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$83
Reinsurance recoverable on unpaid losses	7
Gross liability for unpaid losses and LAE before ULAE and fair value adjustments	$90
The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Professional Indemnity / Directors and Officers	11.04%	19.30%	14.89%	12.12%	11.90%	4.57%	1.84%	0.23%	4.22%	1.11%
Enstar Group Limited | 2023 Form 10-K                 198

Item 8 | Notes to Consolidated Financial Statements | Note 12 - Future Policyholder Benefits

12. FUTURE POLICYHOLDER BENEFITS

The provision for future policyholder benefits includes provisions for life contingent liabilities assumed as well as other policy benefits for insureds. The future policyholder benefits are equal to the present value of the future benefits payments and related expenses less the present value of future net premiums.
As of December 31, 2023 and 2022, we had future policyholder benefit liabilities of $0 and $821 million, respectively. The decrease of $821 million was due to the novation of the reinsurance of a closed block of life annuity policies, which is described further below.
We adopted ASU 2018-12 effective January 1, 2023 using the modified retrospective transition approach, with a transition date of September 1, 2021. This is the date that we acquired Enhanzed Re through the Step Acquisition and consolidated Enhanzed Re’s existing assets and liabilities, including all of our future policyholder benefit contracts. The effects of the adoption as of the transition date and through December 31, 2021 were not material, primarily due to the overall consistency of the interest rate assumption that was previously established based on investment yields (net of related investment expenses) expected as of September 1, 2021 compared to the upper-medium grade fixed-income instrument yield, as applied under ASU 2018-12, as of the same dates.
The assumed liabilities for future policyholder benefits are comprised primarily of in-payment annuity contract liabilities, which are classified as limited-payment contracts. The balances of and changes in liability for future policyholder benefits is as follows:

	December 31,
	2023	2022
	(in millions of U.S. dollars)
Beginning Balance (1)	$821	$1,502
Interest accretion and other policyholder benefit expenses	—	25
Benefits paid	(6)	(56)
Recapture of assumed liabilities by ceding company	—	(34)
Terminations (surrenders)	—	(15)
Effect of exchange rate movement	13	(223)
Derecognition (2)	(828)	—
Effect of changes in discount rate	—	(363)
Other	—	(15)
Balance as of December 31	$—	$821
(1) The liability for future policyholder benefits as of January 1, 2022 has not been adjusted for the impact of adopting ASU 2018-12 given the proximity of the acquisition of a controlling interest in Enhanzed Re on September 1, 2021, in which we recorded the liabilities at fair value in accordance with purchase accounting requirements. The corresponding balance as of September 30, 2021 would be the amount recorded as of December 31, 2021 given our one quarter reporting lag for Enhanzed Re. Furthermore, the effect of remeasuring the liabilities using an upper medium grade fixed-income instrument yield in this one month period were inconsequential.
(2) In November 2022, we completed a novation of the reinsurance of a closed block of life annuity policies, which was recorded in our first quarter 2023 results due to a one quarter reporting lag. See below for additional information.
For the year ended December 31, 2022, we recognized $17 million of gross premiums. There were no gross premiums recognized for the year ended December 31, 2023.
As required by the adoption of ASU 2018-12, discount rate assumptions associated with liability remeasurement are updated at each reporting period to reflect the current upper-medium grade fixed-income instrument yield, with changes in the interest rate from inception to current period reported through accumulated other comprehensive loss.
We designed a discount rate methodology to incorporate the currency and duration characteristics of the liabilities. For interest accretion, interest rates are fixed at inception. Significant assumptions to the calculation of future policyholder benefits also include mortality, mortality improvement, and timing of cash flow payments. The
Enstar Group Limited | 2023 Form 10-K                 199

Item 8 | Notes to Consolidated Financial Statements | Note 12 - Future Policyholder Benefits

assumptions are reviewed at least annually. During 2022, we undertook a review of all significant assumptions and did not make any changes to the mortality, mortality improvement, or timing of cash flow payments as actual experience was materially consistent with established assumptions for the same date. Accordingly, there was no effect of changes in the liability relating to changes in cash flow assumptions. In addition, the effects of actual variances from expected policyholder behavior experience were not material for the years ended December 31, 2023 and 2022.
The undiscounted expected future net benefit payments as of December 31, 2022 were $1.3 billion. The weighted-average duration of the liability, interest accretion rate and interest rate for discounting the liability for future policyholder benefits as of December 31, 2022 was 9.8 years, 0.7% and 4.1%, respectively.
Novation of Future Policyholder Benefits
In November 2022, Enhanzed Re completed a novation of the reinsurance of a closed block of life annuity policies to Monument Re Limited, a subsidiary of Monument Insurance Group Limited (“Monument Re”). We settled the life liabilities and the related assets at carrying value in return for cash consideration of $94 million as of the closing date and recorded other income of $275 million. This amount consists of a reclassification adjustment of the component of AOCI related to the unlocking of the discount rate assumption from the adoption of ASU 2018-12 into net income. Our net income attributable to Enstar was reduced by the amount attributable to Allianz’s 24.9% noncontrolling interest in Enhanzed Re at the time of the transaction and our other income recorded was subject to deferral as profits emerge from the underlying novated business, which is generally over the expected settlement period of the life annuity policies, to account for our preexisting 20% ownership interest in Monument Re.
The following table illustrates the calculation of the gain as of the closing date of the novation:

(in millions of U.S. dollars)
Calculation of carrying value as of transaction closing:
Funds held - directly managed and other assumed reinsurance recoverables	$973
Future policyholder benefits	(828)
Other assumed reinsurance liabilities	(12)
Carrying value of net assets	$133

Calculation of gain on novation (recorded in first quarter 2023):
Cash consideration received	$94
Less: carrying value of net assets	(133)
Add: reclassification of remeasurement of future policyholder benefits from AOCI and NCI (1)	363
Amount deferred relating to 20% ownership interest in Monument Re (2)	(49)
Gain on novation (3)	275
Net income attributable to noncontrolling interest	(81)
Gain on novation attributable to Enstar (4)	$194
(1) Comprised of $273 million from AOCI and $90 million from NCI.
(2) Calculated as 20% of the net Enstar transaction gain of $243 million (representing $324 million, consisting of the $39 million loss when comparing cash consideration to carrying value plus the $363 million reclassification benefit, less Allianz’s 24.9% share equal to $81 million).
(3) Recognized in other income in our consolidated statements of operations.
(4) Recognized in net income in our consolidated statements of operations.
During the year ended December 31, 2023, we amortized $2 million into other income relating to the portion of the gain that was deferred to account for our preexisting ownership interest in Monument Re and the total gain on novation attributable to Enstar was $196 million. The deferred gain will be amortized over the expected settlement period of the transferred life annuity policies, which is projected to be 50 years, with the majority of benefit payments occurring in the earlier years.

Enstar Group Limited | 2023 Form 10-K                 200

Item 8 | Notes to Consolidated Financial Statements | Note 13 - Defendant Asbestos and Environmental Liabilities

13. DEFENDANT ASBESTOS AND ENVIRONMENTAL LIABILITIES

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
Defendant A&E liabilities also include amounts for environmental liabilities, associated with the acquired companies' properties, relating to estimated clean-up costs associated with the DCo’s and Morse TEC’s former operations based on engineering reports.
Changes to our estimate of these liabilities are recorded to other income (expense) within the consolidated statements of operations in the period that our estimate is adjusted.
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
Changes in the allowance, as well as any subsequent collections of amounts previously written off, are reported as part of other income (expense) in our consolidated statements of operations.
Included within insurance balances recoverable and defendant A&E liabilities are the fair value adjustments that were initially recognized upon acquisition. These fair value adjustments are amortized in proportion to the actual payout of claims and recoveries.

Enstar Group Limited | 2023 Form 10-K                 201

Item 8 | Notes to Consolidated Financial Statements | Note 13 - Defendant Asbestos and Environmental Liabilities

The carrying value of the defendant A&E liabilities, insurance recoveries, future estimated expenses and the fair value adjustments related to DCo and Morse TEC as of December 31, 2023 and 2022 was as follows:

	2023	2022
	(in millions of U.S. dollars)
Defendant A&E liabilities:
Defendant asbestos liabilities	$734	$786
Defendant environmental liabilities	10	10
Estimated future expenses	33	35
Fair value adjustments	(210)	(224)
Defendant A&E liabilities	567	607

Insurance balances recoverable:
Insurance recoveries related to defendant asbestos liabilities (net of allowance: 2023 - $5; 2022 - $5)	217	224
Fair value adjustments	(45)	(47)
Insurance balances recoverable	172	177

Net liabilities relating to defendant A&E exposures	$395	$430
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
We determine, based on the factors described above, including the actuarial analysis, that their best estimate of the aggregate liability both for asbestos-related claims asserted but not yet resolved and potential asbestos-related claims not yet asserted, including estimated defense costs, was $734 million and $786 million as of December 31, 2023 and 2022, respectively.
Enstar Group Limited | 2023 Form 10-K                 202

Item 8 | Notes to Consolidated Financial Statements | Note 13 - Defendant Asbestos and Environmental Liabilities

The table below provides a consolidated reconciliation of the beginning and ending liability for defendant A&E liabilities for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(in millions of U.S. dollars)
Balance as of January 1	$607	$638	$706
Insurance balances recoverable	(177)	(213)	(250)
Net balance as of January 1	430	425	456
Amounts recorded in other expense (income):
Increase (reduction) in estimate of net ultimate liabilities	1	(2)	(38)
Reduction in estimated future expenses	(2)	(1)	(5)
Amortization of fair value adjustments	13	7	16
Total other expense (income)	12	4	(27)
Total net (paid claims) recoveries	(47)	1	(4)
Net balance as of December 31	395	430	425
Insurance balances recoverable	172	177	213
Balance as of December 31	$567	$607	$638
Total other expense from our defendant A&E liabilities was $12 million for the year ended December 31, 2023, primarily due to the amortization of fair value adjustments.
Total other expense was $4 million for the year ended December 31, 2022, primarily due to the amortization of fair value adjustments and partially offset by favorable changes in the estimate of liabilities and future expenses.
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
The PRPs may currently be liable for the cost of clean-up and other remedial activities at 26 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.
We have a liability for defendant environmental liabilities of $10 million and $10 million as of December 31, 2023 and 2022, respectively. The estimate for defendant environmental liabilities is based on information available to us, including an estimate of the allocation of liability among PRPs, the probability that other PRPs will pay the cost apportioned to them, currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs, and remediation alternatives.
Allowance for Estimated Uncollectible Insurance Balances Recoverable on Defendant Asbestos Liabilities
We maintained a beginning and ending allowance for estimated uncollectible insurance balances related to our defendant asbestos liabilities of $5 million for the years ended December 31, 2023 and 2022.
During the years ended December 31, 2023 and 2022, we did not have any new provisions, write-offs charged against the allowance for estimated uncollectible insurance or any recoveries of amounts previously written off.
We did not have significant non-disputed past due balances receivable from our insurers related to our defendant asbestos liabilities, that were older than one year for any of the periods presented. Any balances that are part of ongoing legal activity are estimated to be recovered at the level of our recorded asset which is consistent with our legal advice and past collection experience.
Enstar Group Limited | 2023 Form 10-K                 203

Item 8 | Notes to Consolidated Financial Statements | Note 14 - Fair Value Measurements

14. FAIR VALUE MEASUREMENTS

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
Enstar Group Limited | 2023 Form 10-K                 204

Item 8 | Notes to Consolidated Financial Statements | Note 14 - Fair Value Measurements

We have categorized our assets and liabilities that are recorded at fair value on a recurring basis among levels based on the observability of inputs, or at fair value using NAV per share (or its equivalent) as follows:

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and Fixed maturities:
U.S. government and agency	$—	$326	$—	$—	$326
U.K. government	—	72	—	—	72
Other government	—	391	—	—	391
Corporate	—	4,119	12	—	4,131
Municipal	—	142	—	—	142
Residential mortgage-backed	—	487	—	—	487
Commercial mortgage-backed	—	841	—	—	841
Asset-backed	—	873	11	—	884
	—	7,251	23	—	7,274

Funds held (1)	58	2,342	40	102	2,542

Equities:
Publicly traded equity investments	243	31	1	—	275
Exchange-traded funds	82	—	—	—	82
Privately held equity investments	—	—	299	45	344
	325	31	300	45	701

Other investments:
Hedge funds	—	—	—	491	491
Fixed income funds	—	53	—	552	605
Equity funds	—	4	—	—	4
Private equity funds	—	—	—	1,617	1,617
CLO equities	—	60	—	—	60
CLO equity funds	—	—	—	182	182
Private credit funds	—	183	—	442	625
Real estate fund	—	—	—	269	269
	—	300	—	3,553	3,853
Total Investments	$383	$9,924	$363	$3,700	$14,370

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$217	$—	$217

Other Assets:
Derivatives qualifying as hedging	$—	$1	$—	$—	$1
Derivatives not qualifying as hedges	—	3	—	—	3
Derivative instruments	$—	$4	$—	$—	$4

Losses and LAE:	$—	$—	$1,163	$—	$1,163

Other Liabilities:
Derivatives qualifying as hedging	$—	$6	$—	$—	$6
Derivatives not qualifying as hedges	—	3	—	—	3
Derivative instruments	$—	$9	$—	$—	$9
(1) The difference in the amount of funds held shown at fair value and the funds held shown in our consolidated balance sheet relates to the $2.7 billion of funds held by reinsured companies carried at amortized cost.
Enstar Group Limited | 2023 Form 10-K                 205

Item 8 | Notes to Consolidated Financial Statements | Note 14 - Fair Value Measurements

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and Fixed maturities:
U.S. government and agency	$—	$388	$—	$—	$388
U.K government	—	78	—	—	78
Other government	—	319	—	—	319
Corporate	—	4,607	—	—	4,607
Municipal	—	158	—	—	158
Residential mortgage-backed	—	439	—	—	439
Commercial mortgage-backed	—	819	—	—	819
Asset-backed	—	837	—	—	837
	—	7,645	—	—	7,645

Funds held (1)	—	2,040	44	—	2,084

Equities:
Publicly traded equity investments	351	34	—	—	385
Exchange-traded funds	507	—	—	—	507
Privately held equity investments	—	—	319	39	358
	858	34	319	39	1,250

Other investments:
Hedge funds	—	—	—	549	549
Fixed income funds	—	90	—	457	547
Equity funds	—	3	—	—	3
Private equity funds	—	—	—	1,282	1,282
CLO equities	—	148	—	—	148
CLO equity funds	—	—	—	203	203
Private credit funds	—	—	—	362	362
Real estate fund	—	—	—	202	202
	—	241	—	3,055	3,296
Total Investments	$858	$9,960	$363	$3,094	$14,275

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$275	$—	$275

Other Assets:
Derivatives qualifying as hedging	$—	$1	$—	$—	$1
Derivatives not qualifying as hedges	—	5	—	—	5
Derivative instruments	$—	$6	$—	$—	$6

Losses and LAE:	$—	$—	$1,286	$—	$1,286

Other Liabilities:
Derivatives qualifying as hedging	$—	$11	$—	$—	$11
Derivatives not qualifying as hedges	—	1	—	—	1
Derivative instruments	$—	$12	$—	$—	$12
(1) The difference in the amount of funds held shown at fair value and the funds held shown in our consolidated balance sheet relates to the $3.5 billion of funds held by reinsured companies carried at amortized cost.

Enstar Group Limited | 2023 Form 10-K                 206

Item 8 | Notes to Consolidated Financial Statements | Note 14 - Fair Value Measurements

Valuation Methodologies of Financial Instruments Measured at Fair Value
Short-term and Fixed Maturities
The fair values for all securities in the short-term and fixed maturities and funds held - directly managed portfolios are obtained or validated from independent pricing services either directly or through our accounting service provider or investment managers.
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
The following describes the techniques generally used to determine the fair value of our short-term and fixed maturities by asset class, including the investments underlying the funds held - directly managed.
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
•Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified as Level 2. Certain private placement investments classified within Corporate are valued using prices obtained from external managers using independent valuation agents and the valuation inputs used are considered unobservable with no active market at the measurement date. As a result, these private placement investments are classified as Level 3.
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
Enstar Group Limited | 2023 Form 10-K                 207

Item 8 | Notes to Consolidated Financial Statements | Note 14 - Fair Value Measurements

inputs and therefore the fair value of these securities are classified as Level 2. Certain private placement investments classified within Asset-backed are valued using prices obtained from external managers using independent valuation agents and the valuation inputs used are considered unobservable with no active market at the measurement date. As a result, these private placement investments are classified as Level 3.
Equities
Our investments in equities consist of a combination of publicly traded and privately held investments. Our publicly traded equity investments in common and preferred stocks predominantly trade on major exchanges and are managed by our external advisors. Our exchange-traded funds also trade on major exchanges.
Our publicly traded equities are widely diversified and there is no significant concentration in any specific industry. We use an internationally recognized pricing service to estimate the fair value of our publicly traded equities and exchange-traded funds. We have categorized the majority of our publicly traded equity investments, other than preferred stock, and our exchange-traded funds as Level 1 investments because the fair values of these investments are based on unadjusted quoted prices in active markets for identical assets. Two equity securities trade in an inactive market and, as a result have been classified as Level 2. The fair value estimates of our investments in publicly traded preferred stock are based on observable market data and, as a result, have been categorized as Level 2. Certain private placement investments classified within Equities are valued using prices obtained from external managers using independent valuation agents and the valuation inputs used are considered unobservable with no active market at the measurement date. As a result, these private placement investments are classified as Level 3.
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
Enstar Group Limited | 2023 Form 10-K                 208

Item 8 | Notes to Consolidated Financial Statements | Note 14 - Fair Value Measurements

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
ii.a risk-free rate based on U.S. treasury rates as of the valuation date (observable); and
Enstar Group Limited | 2023 Form 10-K                 209

Item 8 | Notes to Consolidated Financial Statements | Note 14 - Fair Value Measurements

iii.a credit spread based upon the historical option adjusted spread of the Aspen publicly traded corporate debt instrument (observable).
Level 3 Measurements and Changes in Leveling
Transfers into or out of levels are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value.
Investments
The following table present a reconciliation of the beginning and ending balances for all our equity investments and fixed maturity investments measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2023 and 2022:

	2023					2022
	Fixed Maturities		Equity Investments		Total	Privately-held Equities	Total
	Corporate	Asset-backed	Privately-held Equities	Publicly traded equity investments
			(in millions of U.S. dollars)
Beginning fair value	$—	$—	$294	$—	$294	$347	$347
Purchases	—	—	2	—	2	5	5
Sales	—	—	(48)	—	(48)	(15)	(15)
Total net unrealized gains (losses) (1)	—	—	26	—	26	(43)	(43)
Transfer into Level 3 from Level 2	12	11	—	1	24	—	—
Reclassification from non-recurring to recurring	—	—	25	—	25	—	—
Ending fair value	$12	$11	$299	$1	$323	$294	$294
(1) Net unrealized (losses) gains included in our consolidated statements of operations is equal to the change in unrealized gains (losses) relating to assets held at the end of the reporting period.
Net unrealized (losses) gains related to Level 3 assets in the table above are included in net unrealized gains (losses) in our consolidated statements of operations.
Enstar Group Limited | 2023 Form 10-K                 210

Item 8 | Notes to Consolidated Financial Statements | Note 14 - Fair Value Measurements

Valuations Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for our fixed maturity and equity investments measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of December 31, 2023	Unobservable Input	Range (Average) (1)
	(in millions of U.S. dollars)
Fixed maturities
Corporate	$12	YTM Illiquidity premium Credit risk premium WAL Trade date spread differential	5.53% - 9.43% 0.88% - 3.13% 2.82% - 4.48% 1.70 - 4.74 (0.03)% - 0.33%
Discounted cash flow
Asset-backed	11
Discounted cash flow
Total fixed maturities	$23

Privately held equity investments
Guideline company methodology; Option pricing model	$181	P/BV multiple P/BV (excluding AOCI) multiple Expected term	1.50x - 1.9x 1.4x -1.5x 1-3 years
Guideline companies method	54	P/BV multiple Price/2024 earnings	1.5x - 1.7x 7.7x - 8.9x
Guideline companies method; Earnings	30	LTM Enterprise Value/ EBITDA multiples LTM EV/Revenue multiples Multiple on earnings	12x - 13x 2.5x - 3x 5x
Dividend discount model	34	Discount rate	8.5%
	299

Publicly traded equity investments
Discounted cash flow	1	Implied total yield	8.62%

Total equity investments	$300
(1) The average represents the arithmetic average of the inputs and is not weighted by the relative fair value.
As of December 31, 2023, we elected to change the measurement of a privately held equity investment to recurring fair value measurements that was previously accounted for under the measurement alternative. We used a dividend discount model as the valuation technique to fair value the $34 million privately held equity investment, which is an industry standard approach. The unobservable input to the dividend discount model has been identified and disclosed in the table above.
Funds Held by Reinsured Companies - Embedded Derivative
As described in Note 7, we have an embedded derivative in relation to the Aspen LPT transaction to account for the fair value of the full crediting rate we expect to earn on the funds withheld received as consideration.
The following table presents a reconciliation of the beginning and ending balances for the embedded derivative measured at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2023 and 2022:

	2023	2022
	(in millions of U.S. dollars)
Beginning fair value	$44	$—
Initial recognition	—	27
Net unrealized gains	13	17
Partial settlement	(17)	—
Ending fair value	$40	$44
Net unrealized gains in the table above are included in net unrealized gains (losses) in our consolidated statements
Enstar Group Limited | 2023 Form 10-K                 211

Item 8 | Notes to Consolidated Financial Statements | Note 14 - Fair Value Measurements

of operations.
Valuations Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for the embedded derivative on our funds held by reinsured companies measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of December 31, 2023	Unobservable Input	Average
	(in millions of U.S. dollars)
Monte Carlo simulation model; Discounted cash flow analysis	$40	Volatility rate; Expected Loss Payments	6.98% $651 million
Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2023 and 2022:

	2023			2022
	Liability for losses and LAE	Reinsurance balances recoverable on paid and unpaid losses	Net	Liability for losses and LAE	Reinsurance balances recoverable on paid and unpaid losses	Net
	(in millions of U.S. dollars)
Beginning fair value	$1,286	$275	$1,011	$1,989	$432	$1,557
Incurred losses and LAE:
Increase (reduction) in estimates of ultimate losses	21	(20)	41	(79)	(29)	(50)
Reduction in provisions for ULAE	(11)	—	(11)	(18)	—	(18)
Change in fair value	100	22	78	(247)	(47)	(200)
Total incurred losses and LAE	110	2	108	(344)	(76)	(268)
Paid losses	(247)	(59)	(188)	(245)	(65)	(180)
Change in net liability for losses and LAE at fair value - Instrument-specific credit risk	(27)	(6)	(21)	—	—	—
Effect of exchange rate movements	41	5	36	(114)	(16)	(98)
Ending fair value	$1,163	$217	$946	$1,286	$275	$1,011
The following table presents the components of the net change in fair value for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(in millions of U.S. dollars)
Changes in fair value due to changes in:
Average payout	$32	$40	$22
Corporate bond yield	18	(219)	(97)
Credit spread for non-performance	21	(21)	—
Weighted cost of capital	7	—	—
Change in fair value	$78	$(200)	$(75)
Changes in the fair value due to changes in average payout and corporate bond yields are included in net incurred losses and loss adjustment expenses in our consolidated statements of operations. Changes in the fair value due to changes in credit spread for instrument-specific credit risk are classified to other comprehensive income.
Enstar Group Limited | 2023 Form 10-K                 212

Item 8 | Notes to Consolidated Financial Statements | Note 14 - Fair Value Measurements

Valuations Techniques and Inputs
Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis as of December 31, 2023 and 2022:

		2023	2022
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average	Weighted Average
Internal model	Corporate bond yield (O)	A rated	A rated
Internal model	Credit spread for Instrument-specific credit risk (U)	0.65%	0.65%
Internal model	Risk cost of capital (U)	5.60%	5.10%
Internal model	Weighted average cost of capital (U)	8.75%	8.25%
Internal model	Average payout - liability (U)	8.12 years	7.89 years
Internal model	Average payout - reinsurance balances recoverable on paid and unpaid losses (U)	8.35 years	7.71 years
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
Disclosure of Fair Values for Financial Instruments Carried at Cost
Senior and Subordinated Notes
The following table presents the fair values of our Senior and Subordinated Notes carried at amortized cost:

	December 31, 2023
	Amortized Cost	Fair Value
	(in millions of U.S. dollars)
4.95% Senior Notes due 2029	$496	$488
3.10% Senior Notes due 2031	496	408
Total Senior Notes	$992	$896
5.75% Junior Subordinated Notes due 2040	$345	$331
5.50% Junior Subordinated Notes due 2042	494	425
Total Junior Subordinated Notes	$839	$756
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
Remaining Financial Assets and Liabilities
Our remaining financial assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of December 31, 2023 and 2022.

Enstar Group Limited | 2023 Form 10-K                 213

Item 8 | Notes to Consolidated Financial Statements | Note 15 - Variable Interest Entities

15. VARIABLE INTEREST ENTITIES

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
We have elected to recognize the results of the GCM Fund on a one quarter lag due to anticipated delays in obtaining timely financial information. As of December 31, 2023, $72 million of the initial commitment has been called. The carrying amounts of the assets and liabilities of the GCM Fund are presented within existing captions on our consolidated balance sheets as of December 31, 2023 and 2022. Net investment income, changes in the fair value of assets and liabilities of the GCM Fund and management fees will be presented within existing captions in the consolidated statements of operations.
We recognized net unrealized gains on other investments of $6 million and $0 million for the years ended December 31, 2023 and 2022, respectively.
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
Prior to consolidation, our investment in the InRe Fund was recorded at fair value using the NAV as a practical expedient, with any changes included within net unrealized gains in the consolidated statements of operations. Thus, there was no gain or loss upon consolidation.
Enstar Group Limited | 2023 Form 10-K                 214

Item 8 | Notes to Consolidated Financial Statements | Note 15 - Variable Interest Entities

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
Summarized Financial Information
Prior to consolidating the InRe Fund, total income, expenses and net income (including Enstar’s and Hillhouse’s combined interests) for the three months ended March 31, 2021 was $311 million, $19 million and $292 million, respectively. Enstar recognized $77 million of net unrealized gains from its allocated share of total net income for the three months ended March 31, 2021.
Nonconsolidated VIEs
The tables below present the fair value of our investments in nonconsolidated VIEs as well as our maximum exposure to loss associated with these VIEs:

As of December 31, 2023	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
	(in millions of U.S. dollars)
Equities
Publicly traded equity investment in common stock	$55	$—	$55
Privately held equity	34	—	34
Total	89	—	89

Other investments
Hedge funds	$491	$—	$491
Fixed income funds	147	35	182
Private equity funds	1,262	667	1,929
CLO equity funds	182	—	182
Private credit funds	349	242	591
Real estate funds	121	139	260
Total	$2,552	$1,083	$3,635

Total investments in nonconsolidated VIEs	$2,641	$1,083	$3,724
Enstar Group Limited | 2023 Form 10-K                 215

Item 8 | Notes to Consolidated Financial Statements | Note 15 - Variable Interest Entities

As of December 31, 2022	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
	(in millions of U.S. dollars)
Equities
Publicly traded equity investment in common stock	$52	$—	$52
Privately held equity	25	—	25
Total	$77	$—	$77

Other investments
Hedge funds	$549	$—	$549
Fixed income funds	277	33	310
Private equity funds	1,210	911	2,121
CLO equity funds	203	—	203
Private credit funds	79	149	228
Real estate funds	203	529	732
Total	$2,521	$1,622	$4,143

Total investments in nonconsolidated VIEs	$2,598	$1,622	$4,220

Enstar Group Limited | 2023 Form 10-K                 216

Item 8 | Notes to Consolidated Financial Statements | Note 16 - Premiums Written and Earned

16. PREMIUMS WRITTEN AND EARNED

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
The following tables provide a summary of net premiums written and earned for the years ended December 31, 2023, 2022 and 2021:

	2023		2022		2021
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
	(in millions of U.S. dollars)
Total gross	$101	$49	$25	$97	$106	$373
Total ceded	(5)	(6)	(13)	(31)	(44)	(128)
Total net	$96	$43	$12	$66	$62	$245
Gross premiums written for the year ended December 31, 2023 increased by $76 million from 2022, primarily due to the fourth quarter 2023 transaction with AIG. Gross premiums written for the year ended December 31, 2022 decreased by $81 million from 2021, primary due to our strategic exit from our active underwriting platforms beginning in 2020.

Enstar Group Limited | 2023 Form 10-K                 217

Item 8 | Notes to Consolidated Financial Statements | Note 17. Goodwill and Intangible Assets

17. GOODWILL

Goodwill represents the future economic benefits arising from net assets acquired in a business combination that are not individually identified and recognized.
Goodwill is calculated as the excess of the cost of the acquired entity over the estimated fair value of such assets acquired and liabilities assumed. Goodwill is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. We perform our annual goodwill impairment testing during the fourth quarter based upon data as of December 31.
If the goodwill asset is determined to be impaired it is written down in the period in which the determination is made.
We have goodwill of $63 million as of December 31, 2023 and 2022 that was included within other assets in the consolidated balance sheets. There were no changes in this balance for each of the three years ended December 31, 2023, 2022 and 2021. We have no other intangible assets in any of the periods presented within these financial statements.
We test goodwill for impairment by performing a qualitative assessment test. The qualitative impairment assessment is an assessment of historical information and relevant current events and circumstances, including economic, industry and market considerations, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. As a result of performing these procedures we determined that goodwill was not impaired as of December 31, 2023.
Enstar Group Limited | 2023 Form 10-K                 218

Item 8 | Notes to Consolidated Financial Statements | Note 18 - Debt Obligations and Credit Facilities

18. DEBT OBLIGATIONS AND CREDIT FACILITIES

We utilize debt financing and credit facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes.
Our debt obligations were as follows:

				December 31, 2023		December 31, 2022
Facility	Origination (1)	Term	Principal	(Unamortized Cost) / Fair Value Adjustments	Carrying Value	(Unamortized Cost) / Fair Value Adjustments	Carrying Value
			(in millions of U.S. dollars)
4.95% Senior Notes due 2029	May 2019	10 years	500	(4)	496	(4)	496
3.10% Senior Notes due 2031	August 2021	10 years	500	(4)	496	(5)	495
Total Senior Notes					992		991
5.75% Junior Subordinated Notes due 2040	August 2020	20 years	350	(5)	345	(5)	345
5.50% Junior Subordinated Notes due 2042	January 2022	20 years	500	(6)	494	(7)	493
Total Junior Subordinated Notes					839		838
EGL Revolving Credit Facility	May 2023	5 years			—		—
Total debt obligations					$1,831		$1,829
(1) Origination date on EGL Revolving Credit Facility represents the date of the most recent amendment and restatement.
The table below provides a summary of the total interest expense for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(in millions of U.S. dollars)
Interest expense on debt obligations	$88	$93	$68
Amortization of debt issuance costs	2	2	1
Gain on extinguishment	—	(6)	—
Total interest expense	$90	$89	$69
Senior Notes
The Senior Notes are effectively subordinated to all of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all liabilities of our subsidiaries, including claims of policyholders. The Senior Notes are also contractually subordinated to claims of policyholders.
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
Subordinated Notes
The Junior Subordinated Notes are unsecured junior subordinated obligations of Enstar Finance LLC (“Enstar Finance”). The Junior Subordinated Notes are fully and unconditionally guaranteed by us on an unsecured and junior subordinated basis. These debt securities of Enstar Finance are effectively subordinated to the obligations of our other subsidiaries.
The 2040 Junior Subordinated Notes bear interest (i) during the initial five-year period ending August 30, 2025, at a fixed rate per annum of 5.75% and (ii) during each five-year reset period thereafter beginning September 1, 2025, at a fixed rate per annum equal to the five-year U.S. treasury rate calculated as of two business days prior to the
Enstar Group Limited | 2023 Form 10-K                 219

Item 8 | Notes to Consolidated Financial Statements | Note 18 - Debt Obligations and Credit Facilities

beginning of such five-year period plus 5.468%.
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
Generally, if an event of default occurs, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Junior Subordinated Notes may declare the principal and accrued and unpaid interest on all of the then outstanding Junior Subordinated Notes to be due and payable immediately.
Subject to certain threshold regulatory requirements and during certain time periods, Enstar Finance may repurchase the Junior Subordinated Notes, in whole or in part, at any time, at a repurchase price equal to at least 100% of the principal amount, plus accrued and unpaid interest.
Maturities
As of December 31, 2023, there are no outstanding debt obligations that will become due in each of the next five years. Our debt of $1.9 billion upon maturity becomes due in periods beyond five years from December 31, 2023.
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
Financial and business covenants imposed on us in relation to the amended facility include certain limitations on indebtedness and guarantees, liens, mergers, consolidations and other fundamental changes, and dispositions. Generally, the financial covenants require us to maintain a gearing ratio of consolidated financial indebtedness to total capitalization of not greater than 0.35 to 1.0 and to maintain a consolidated net worth of not less than the aggregate of (i) $4.3 billion, plus (ii) 50% of net income available for distribution to ordinary shareholders at any time after June 30, 2022 (excluding net unrealized gains or losses on investments), plus (iii) 50% of the proceeds of any issuance of ordinary shares made after June 30, 2022. In addition, we must maintain eligible capital in excess of the enhanced capital requirement imposed by the Bermuda Monetary Authority pursuant to the Insurance (Group Supervision) Rules 2011 of Bermuda. As of December 31, 2023, we are in compliance with the covenants of the EGL Revolving Credit Facility.
Enstar Group Limited | 2023 Form 10-K                 220

Item 8 | Notes to Consolidated Financial Statements | Note 18 - Debt Obligations and Credit Facilities

As of December 31, 2023, we had no borrowings outstanding and therefore had $800 million of available unutilized capacity under our unsecured revolving credit agreement.
Credit and Deposit Facilities
We utilize unsecured and secured letters of credit ("LOCs") and a deposit facility to support certain of our (re)insurance performance obligations. We also utilize unsecured LOCs to support the regulatory capital requirements of certain of our subsidiaries.
Our credit and deposit facilities were as follows:

			Aggregate Amount Issued / Requested as Deposits / Face Amount
	Commitment	Additional Commitments Available (1)	December 31, 2023	December 31, 2022
	(in millions of U.S. dollars)
$275 million FAL LOC Facility (2)	$275	$75	$150	$135
$90 million FAL Deposit Facility (2)	90	10	90	90
$346 million LOC Facility	346	—	346	365
$100 million LOC Facility	100	—	100	100
$120 million LOC Facility	120	60	74	97
$23 million LOC Facility (3)	23	—	23	—
$800 million Syndicated LOC Facility	800	—	655	625
$1 million LOC Facility	1	—	1	—
$100 million Bermuda LOC Facility (4)	100	—	100	100
$100 million Bermuda LOC Facility (4)	100	—	100	100
$100 million Bermuda LOC Facility (4)	100	—	100	100
£32 million United Kingdom LOC Facility (3)	£32	£—	$41	$39
(1) We may request additional commitments under the facility in an aggregate amount not to exceed this amount.
(2) The FAL LOC facility will expire on September 30, 2024, with an option to extend the termination date to September 30, 2025. The FAL Deposit Facility will expire on July 21, 2025. Under the FAL Deposit facility, a third-party lender deposits a requested market valuation amount of eligible securities into Lloyd’s on behalf of our Lloyd’s corporate member. As of December 31, 2023 and December 31, 2022, our combined FAL comprised cash and investments of $483 million (including $94 million provided under the FAL Deposit Facility) and $455 million (including $90 million provided under the FAL Deposit Facility), respectively, and unsecured LOCs of $150 million and $135 million, respectively.
(3) The LOC issued under this facility qualifies as Ancillary Own Funds capital for one of our U.K. regulated subsidiaries.
(4) The LOC issued under this facility qualifies as Eligible Capital for one of our Bermuda regulated subsidiaries.
We also utilize secured operating LOCs. As of December 31, 2023 and 2022, the total balance of such secured operating LOCs issued and outstanding was $67 million and $83 million, respectively.
Enstar Group Limited | 2023 Form 10-K                 221

Item 8 | Notes to Consolidated Financial Statements | Note 19 - Noncontrolling Interests

19. NONCONTROLLING INTERESTS

We have both redeemable noncontrolling interests ("RNCI") and noncontrolling interests ("NCI") on our consolidated balance sheets.
We have contracted with certain parties holding noncontrolling interests in certain of our subsidiaries. These contracts provided certain redemption rights to the holders, which may be settled in our own shares or cash or a combination of cash and shares, at our option.
RNCI with redemption features that are not solely within our control is classified within temporary equity in the consolidated balance sheets and carried at their redemption value, which is fair value. Any change in the fair value is recognized through additional paid in capital as if the balance sheet date was also the redemption date.
NCI, which is carried at book value, does not have redemption features and is classified within equity in the consolidated balance sheets.
Redeemable Noncontrolling Interests
In December 2023, we entered into a Purchase Agreement with Trident V Funds and Dowling Capital Partners (together, the “RNCI Holders”) to purchase their remaining equity interest in StarStone Specialty Holdings Limited (“SSHL”). We paid total consideration of $182 million in exchange for acquiring the 41.0% interest in SSHL, comprised as follows:

2023
(in millions of U.S. dollars)
Cash	$119
Remaining ownership interest in Northshore (13.5%)	48
Settlement of existing loan receivable	15
Total consideration paid	182
Less: carrying value of RNCI	(185)
Gain on redemption of RNCI	$3
The transaction was completed on December 22, 2023. Following the completion of the transaction, SSHL became a wholly-owned subsidiary and we no longer have a direct or indirect ownership interest in Atrium. We have recognized the gain on redemption of RNCI within APIC.
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI for the years ended December 31, 2023 and 2022:

	2023	2022
	(in millions of U.S. dollars)
Balance as of January 1	$168	$179
Net income (losses) attributable to RNCI	15	(5)
Change in unrealized gains (losses) on AFS investments attributable to RNCI	2	(6)
Change in redemption value of RNCI	(3)	—
Redemption of RNCI	(182)	—
Balance as of December 31	$—	$168
Noncontrolling Interests
As of December 31, 2023 and 2022, we had $113 million and $186 million, respectively, of noncontrolling interests primarily related to external interests in three (December 31, 2022: three) of our subsidiaries.
In December 2022, Enhanzed Re repurchased the entire 24.9% ownership interest Allianz held in Enhanzed Re for $175 million. We recorded the impact of reclassifying the carrying value of the NCI acquired to Enstar shareholders’ equity in our first quarter 2023 results, as we report the results of Enhanzed Re on a one quarter reporting lag.
A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the consolidated statements of changes in shareholder's equity.

Enstar Group Limited | 2023 Form 10-K                 222

Item 8 | Notes to Consolidated Financial Statements | Note 20 - Shareholders' Equity

20. SHAREHOLDERS' EQUITY

As of December 31, 2023 and 2022, our authorized share capital was as follows:

	Par Value Per Share	Number of Shares
Authorized share capital		2023	2022
Ordinary shares (“Voting Ordinary Shares”) and Non-voting convertible ordinary shares (“Non-Voting Ordinary Shares”)	$1.00	111,000,000	111,000,000
Preferred shares	$1.00	45,000,000	45,000,000
Ordinary Shares
The following is a reconciliation of our beginning and ending ordinary shares for the years ended December 31, 2023, 2022 and 2021:

	Voting Ordinary Shares	Non-Voting Convertible Ordinary Series C Shares	Non-Voting Convertible Ordinary Series E Shares	Total Ordinary Shares
Balance as of January 1, 2021	18,575,550	2,599,672	910,010	22,085,232
Shares issued (1)	59,447	—	—	59,447
Shares repurchased (2)	(2,009,135)	(1,496,321)	(505,239)	(4,010,695)
Warrant exercise (3)	—	89,590	—	89,590
Balance as of December 31, 2021	16,625,862	1,192,941	404,771	18,223,574
Shares issued (1)	62,056	—	—	62,056
Shares repurchased (2)	(697,580)	—	—	(697,580)
Balance as of December 31, 2022	15,990,338	1,192,941	404,771	17,588,050
Shares issued (1)	48,082	—	—	48,082
Shares repurchased (2)	(841,735)	(1,192,941)	(404,771)	(2,439,447)
Balance as of December 31, 2023	15,196,685	—	—	15,196,685

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
Voting Ordinary Shares
Each voting ordinary share entitles the holder thereof to one vote.
Share Repurchase Programs
There were no voting ordinary shares repurchased under a share repurchase program for the year ended December 31, 2023.
Enstar Group Limited | 2023 Form 10-K                 223

Item 8 | Notes to Consolidated Financial Statements | Note 20 - Shareholders' Equity

The following table presents our ordinary shares repurchased under our share repurchase programs for the year ended December 31, 2022:

	2022
	Ordinary shares repurchased	Average price per ordinary share	Aggregate price
	(in millions of U.S. dollars, except for share data)
2021 Repurchase Program (1)	227,383	$257.02	$58
2022 Repurchase Program (2)	470,197	$222.74	105
Total share repurchases under repurchase programs	697,580	$233.92	$163
(1) Our Board approved an ordinary share repurchase program in November 2021 (as subsequently amended, the “2021 Repurchase Program”), not to exceed $100 million in aggregate. During the year ended December 31, 2021, we repurchased 167,617 ordinary shares at an average price per share of $241.13, for an aggregate price of $40 million. The 2021 Repurchase Program was fully utilized as of April 2022.
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
Strategic Share Repurchases
In November 2023, we repurchased 791,735 of our voting ordinary shares held by Canada Pension Plan Investment Board (“CPP Investments”) and its affiliate, and 50,000 of our voting ordinary shares held by the Trident V funds managed by Stone Point Capital LLC (“the Trident V Funds”), for a total of $191 million in aggregate. The transactions were executed at a price per share of $227.18, representing a 5% discount to the trailing 10-day volume weighted average price of our voting ordinary shares as of the close of business on November 3, 2023.
In March 2023, we repurchased 1,597,712 of our non-voting convertible ordinary shares held by CPP Investments for an aggregate $341 million, representing a price per share of $213.13 and a 5% discount to the trailing 10-day volume weighted average price of our voting ordinary shares as at the agreed March 2023 measurement date. The shares comprised all of our outstanding Series C and Series E non-voting ordinary shares.
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
Joint Share Ownership Plan
In January 2020, 565,630 voting ordinary shares were issued to the trustee of the Enstar Group Limited Employee Benefit Trust (the "EB Trust"). Voting rights in respect of shares held in the EB Trust have been contractually waived. We have consolidated the EB Trust, and shares held in the EB Trust are classified like treasury shares as contra-equity in our consolidated balance sheet. The EB Trust supports awards made under our Joint Share Ownership Plan36.
Preferred Shares
Series C Preferred Shares
As of December 31, 2023, there were 388,571 Series C participating non-voting perpetual preferred shares ("Series C Preferred Shares") issued and held by one of our wholly-owned subsidiaries.
36 As described in Note 22.
Enstar Group Limited | 2023 Form 10-K                 224

Item 8 | Notes to Consolidated Financial Statements | Note 20 - Shareholders' Equity

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
For the years ended December 31, 2023, 2022 and 2021, we declared and paid dividends on Series D Preferred Shares of $28 million and on Series E Preferred Shares of $8 million.
Any payment of dividends must be approved by our Board. Our ability to pay dividends is subject to certain restrictions37.
37 As described in Note 25.
Enstar Group Limited | 2023 Form 10-K                 225

Item 8 | Notes to Consolidated Financial Statements | Note 20 - Shareholders' Equity

Accumulated Other Comprehensive Income
The following table presents details about the tax effects allocated to each component of other comprehensive income (loss):

	2023			2022			2021
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(in millions of U.S. dollars)
Unrealized (losses) gains on fixed income securities, AFS arising during the year	$150	$4	$154	$(689)	$8	$(681)	$(112)	$6	$(106)
Reclassification adjustment for change in allowance for credit losses recognized in net income	(11)	—	(11)	28	—	28	10	—	10
Reclassification adjustment for net realized (gains) losses included in net income	76	(1)	75	83	(2)	81	(7)	1	(6)
Change in currency translation adjustment	3	—	3	—	—	—	2	—	2
Remeasurement of future policyholder benefits - change in interest rate	—	—	—	363	—	363	—	—	—
Reclassification adjustment for remeasurement of future policyholder benefits included in net income	(363)	—	(363)	—	—	—	—	—	—
Change in net liability for losses and LAE at fair value - Instrument-specific credit risk	20	—	20	—	—	—	—	—	—
Other	—	—	—	(2)	—	(2)	2	—	2
Other comprehensive (loss) income	$(125)	$3	$(122)	$(217)	$6	$(211)	$(105)	$7	$(98)
The following table presents details amounts reclassified from AOCI:

Details about AOCI components	2023	2022	2021	Affected Line Item in Statement where Net Income are presented
	(in millions of U.S. dollars)
Unrealized (losses) gains on fixed maturities, AFS	$(65)	$(111)	$(6)	Net unrealized (losses) gains
	(65)	(111)	(6)	Total before tax
	1	2	(1)	Income tax expense
	(64)	(109)	(7)	Net of tax
Other	—	2	—	General and administrative expenses
Remeasurement of future policyholder benefits	363	—	—	Other income
Total reclassifications for the period, net of tax	$299	$(107)	$(7)	Net of tax
Enstar Group Limited | 2023 Form 10-K                 226

Item 8 | Notes to Consolidated Financial Statements | Note 20 - Shareholders' Equity

Changes in Ownership of Consolidated Subsidiaries
The following table summarizes changes in the ownership interest in consolidated subsidiaries for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(in millions of U.S. dollars)
Net income (loss) attributable to Enstar ordinary shareholders	$1,082	$(906)	$502
Transfers from noncontrolling and redeemable noncontrolling interests:
Increase in Enstar’s additional paid-in capital for purchase of noncontrolling interest and redeemable noncontrolling interests (1)	18	—	—
Change from net income (loss) attributable to Enstar ordinary shareholders and net transfers from noncontrolling and redeemable noncontrolling interests	$1,100	$(906)	$502
(1) The transfer from the noncontrolling interests and redeemable noncontrolling interests for the year ended December 31, 2023 relates to the repurchase of the entire 24.9% ownership interest Allianz held in Enhanzed Re recorded in the first quarter of 2023 and the repurchase of the remaining 41.0% ownership interest the RNCI Holders held in SSHL recorded in the fourth quarter of 2023, respectively.
Enstar Group Limited | 2023 Form 10-K                 227

Item 8 | Notes to Consolidated Financial Statements | Note 21 - Earnings per Share

21. EARNINGS PER SHARE

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
The following table sets forth the computation of basic and diluted net income per ordinary share:

	2023	2022	2021
Numerator:	(in millions of U.S. dollars, except share data)
Earnings (loss) per share attributable to Enstar ordinary shareholders:
Net income (loss) attributable to Enstar ordinary shareholders	$1,082	$(906)	$502
Denominator:
Weighted-average ordinary shares outstanding — basic (1)	15,631,770	17,207,229	19,821,259
Effect of dilutive securities:
Share-based compensation plans (2)	170,848	115,901	225,213
Warrants (3)	—	—	80,659
Weighted-average ordinary shares outstanding — diluted (4)	15,802,618	17,323,130	20,127,131
Earnings (loss) per share attributable to Enstar ordinary shareholders:
Basic	$69.22	$(52.65)	$25.33
Diluted (4)	$68.47	$(52.65)	$24.94
(1) Weighted-average ordinary shares for basic earnings per share includes ordinary shares (voting and non-voting), but excludes ordinary shares held in the Enstar Group Limited Employee Benefit Trust (the "EB Trust") in respect of Joint Share Ownership Plan ("JSOP") awards, which, as a result of us consolidating the EB trust, are classified as treasury shares.
(2) Share-based dilutive securities include restricted shares, restricted share units, and performance share units. Certain share-based compensation awards were excluded from the calculation for the years ended December 31, 2023, 2022 and 2021 because they were anti-dilutive.
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
(4) During a period of loss, the basic weighted-average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive, as it would decrease the loss per share.
Enstar Group Limited | 2023 Form 10-K                 228

Item 8 | Notes to Consolidated Financial Statements | Note 22 - Share-Based Compensation

22. SHARE-BASED COMPENSATION

We use three types of share-based compensation arrangements: (i) restricted shares, restricted share units (“RSUs”) and performance share units ("PSUs"), (ii) joint share ownership program ("JSOP"), and (iii) shares issued under our employee share purchase plans. Our share-based compensation awards qualify for equity classification. We issue new shares once the awards have vested.
For equity-classified awards, the fair value of the compensation cost is measured at the grant date and is expensed over the service period of the award within general and administrative expenses in the consolidated statements of operations. Expenses for the PSU awards are adjusted for changes in the performance multiplier on the award. We recognize forfeitures as they occur.
The 2016 Equity Incentive Plan is our primary share-based compensation plan. We also maintain other share-based compensation plans as discussed below.
The table below provides a summary of the compensation costs for all of our share-based compensation plans for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(in millions of U.S. dollars)
Share-based compensation plans:
Restricted shares and restricted share units	$12	$10	$7
Performance share units	8	(8)	13
Joint share ownership plan expense	6	8	5
Other share-based compensation plans	4	—	3
Total share-based compensation	$30	$10	$28
We recognized negative compensation costs on our performance share units for the year ended December 31, 2022 as a result of reducing the estimated performance multiplier on certain of our previously granted awards.
The associated tax benefit recorded to income tax benefit (expense) in the consolidated statements of operations was $3 million for the year ended December 31, 2023, less than $1 million for the year ended December 31, 2022 and $3 million for the year ended December 31, 2021.
Shares authorized for issuance as of December 31, 2023 were as follows:

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
The following table summarizes the activity related to restricted shares and restricted share awards during 2023:

	Number of Shares	Weighted-Average Share Price
Nonvested — January 1	114,134	$228.75
Granted	61,967	224.54
Vested	(39,094)	198.72
Forfeited	(6,194)	239.01
Nonvested — December 31	130,813	235.25
Enstar Group Limited | 2023 Form 10-K                 229

Item 8 | Notes to Consolidated Financial Statements | Note 22 - Share-Based Compensation

The unrecognized compensation cost related to our unvested restricted share and restricted share unit awards as of December 31, 2023 was $17 million. This cost is recognizable over the next 1.6 years, which is the weighted average contractual life.
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
i.the change in fully diluted book value per share ("FDBVPS") over three years; or
ii.average annual non-GAAP operating income return on equity, excluding StarStone Group for the 2020 grant year only.
Performance Share Units based on FDBVPS
The following table summarizes the awards granted, the vested and unvested PSU awards at December 31, 2023, and the performance criteria and associated performance multipliers at various levels of achievement.

Grant Year	Inception-to-date Activity Roll-forward					Performance Criteria: Change in FDBVPS (3 year)				Performance Multiplier Levels Per Award Agreements
	PSUs Granted at Target	Forfeited	Estimated Change in Multiplier	Vested	Unvested at December 31, 2023	Threshold	Target	Target +	Maximum	Threshold	Target	Target +	Maximum
2020	22,591	(8,607)	(12,656)	(1,328)	—	25.0%	32.5%	N/A	40.0%	60.0%	100.0%	N/A	150.0%
2020	52,948	—	(52,948)	—	—	33.1%	36.8%	44.3%	52.1%	50.0%	100.0%	150.0%	200.0%
2021	14,429	(3,144)	(10,640)	(645)	—	25.0%	32.5%	N/A	40.0%	60.0%	100.0%	N/A	150.0%
2022	15,120	(1,685)	(13,244)	(191)	—	16.6%	22.6%	N/A	28.6%	60.0%	100.0%	N/A	150.0%
2023	37,797	(136)	34,835	(29)	72,467	21.4%	42.7%	N/A	64.1%	50.0%	100.0%	N/A	200.0%
	142,885	(13,572)	(54,653)	(2,193)	72,467
For each type of PSU based on FDBVPS, a change in the FDBVPS Performance Criteria at each of Threshold, Target and Maximum will result in the application of the respective Threshold, Target and Maximum Performance Multiplier and a settlement of awards at that level. In addition, for the 2020 FDBVPS Type II award, a change in the FDBVPS Performance Criteria at "Target +" will result in the application of the "Target +" Performance Multiplier. For the 2021, 2022, and 2023 awards, the impact of the Bermuda deferred tax benefit of $205 million has been excluded from the calculation.Straight-line interpolation applies within these ranges, and no settlement occurs if the increase in FDBVPS is less than the Threshold.
Performance Share Units based on Average Annual Non-GAAP Operating Income Return on Equity ("Operating ROE")
The following table summarizes the awards granted, the vested and unvested units at December 31, 2023, and the performance criteria and associated performance multipliers at various levels of achievement.

Grant Year	Inception-to-date Activity Roll-forward					Performance Criteria: Average Annual Operating ROE			Performance Multiplier Levels Per Award Agreements
	PSUs Granted at Target	Forfeited	Estimated Change in Multiplier	Vested	Unvested at December 31, 2023	Threshold	Target	Maximum	Threshold	Target	Maximum
2020	22,560	(8,511)	6,373	(20,422)	—	9.6%	12.0%	14.4%	60.0%	100.0%	150.0%
2021	14,401	(2,846)	(3,637)	(939)	6,979	9.6%	12.0%	14.4%	60.0%	100.0%	150.0%
2022	15,080	(1,629)	(2,888)	(242)	10,321	8.0%	10.5%	13.0%	60.0%	100.0%	150.0%
2023	37,728	(135)	(2,597)	(29)	34,967	7.3%	14.6%	21.9%	50.0%	100.0%	200.0%
	89,769	(13,121)	(2,749)	(21,632)	52,267
For the 2020 and 2021 awards Annual Operating ROE is calculated based on the non-GAAP adjusted operating income return on opening shareholder's equity after adjusting opening shareholder’s equity for share repurchases on a weighted average basis. Starstone is excluded from the calculation for the 2020 grant year only. Average Annual Operating ROE is the sum of the three individual year annual operating ROE %'s divided by three.
For the 2022 and 2023 awards, Annual Operating ROE is calculated based on the non-GAAP adjusted operating income (loss) attributable to Enstar ordinary shareholders divided by adjusted opening Enstar ordinary
Enstar Group Limited | 2023 Form 10-K                 230

Item 8 | Notes to Consolidated Financial Statements | Note 22 - Share-Based Compensation

shareholders’ equity adjusted for the impact of share repurchases on a weighted average basis. Average Annual Operating ROE is the sum of the three individual year annual operating ROE %'s divided by three. For the 2021, 2022, and 2023 awards, the impact of the Bermuda deferred tax benefit of $205 million has been excluded from the calculation.
Straight-line interpolation applies within these ranges and no settlement occurs if the Average Annual Operating ROE is less than the Threshold.
Performance Multipliers
For expense purposes we assume a Target vesting at the initial time of award. At the end of each reporting period, we estimate the expected performance multiplier, as shown in the table below:

Award Description	2023	2022	2021
2020 FDBVPS Type I (32.5% Target Change)	0.0%	0.0%	150.0%
2020 Average Operating ROE	150.0%	150.0%	150.0%
2020 FDBVPS Type II (36.8% Target Change)	0.0%	0.0%	150.0%
2021 FDBVPS	0.0%	0.0%	100.0%
2021 Average Operating ROE	65.7%	100.0%	100.0%
2022 FDBVPS	0.0%	100.0%	N/A
2022 Average Operating ROE	78.1%	100.0%	N/A
2023 FDBVPS	192.6%	N/A	N/A
2023 Average Operating ROE	93.1%	N/A	N/A
The unrecognized compensation cost related to our unvested PSU share awards as of December 31, 2023 was $17 million. This cost is recognizable over the next 2.0 years, which is the weighted average contractual life.
Roll-forward of Performance Share Units
The following table summarizes the activity related to PSUs during 2023:

	Number of Shares	Weighted-Average Share Price
Nonvested — January 1	60,070	$216.15
Granted	75,525	222.80
Change in performance multiplier	13,353	171.14
Vested	(19,708)	132.50
Forfeited	(4,506)	245.15
Nonvested — December 31	124,734	227.45
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
Enstar Group Limited | 2023 Form 10-K                 231

Item 8 | Notes to Consolidated Financial Statements | Note 22 - Share-Based Compensation

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
The total unrecognized compensation cost related to our unvested JSOP share awards as of December 31, 2023 was $6 million. This cost is recognizable over the next 1.1 years, which is the weighted average contractual life.
Other share-based compensation plans
Deferred Compensation and Ordinary Share Plan for Non-Employee Directors
The number of units credited to the accounts of non-employee directors for the years ended December 31, 2023, 2022 and 2021 under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the "Deferred Compensation Plan") were 6,936, 6,438 and 5,092, respectively.
Employee Share Purchase Plan
We provide an Employee Share Purchase Plan ("ESPP") whereby eligible employees may purchase Enstar shares at a 15.0% discount to market price, in an amount of share value limited to the lower of $21,250 or 15.0% of the employee's base salary. The 15.0% discount is expensed as compensation cost. The number of shares issued to employees under the ESPP for the years ended December 31, 2023, 2022 and 2021 were 8,276, 9,025 and 9,432, respectively.
Enstar Group Limited | 2023 Form 10-K                 232

Item 8 | Notes to Consolidated Financial Statements | Note 23 - Income Taxation

23. INCOME TAXATION

Enstar is incorporated under the laws of Bermuda and is not required to pay taxes in Bermuda based upon income or capital gains under the Exempted Undertakings Tax Protection Act of 1996. However in December 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (the “Act”), which amended the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Act introduces a 15% corporate income tax on Bermuda businesses that are part of an In Scope Multinational Enterprise Group (“MNE Group”), effective for tax years beginning on or after January 1, 2025. An MNE Group is an In Scope MNE Group if, with respect to any fiscal year beginning on or after January 1, 2025, the MNE Group had annual revenue of €750 million or more in the consolidated financial statements for at least two of the four fiscal years immediately preceding such fiscal year. Based on annual revenue in our consolidated financial statements, we will be an In Scope MNE Group commencing with the tax year beginning on January 1, 2025.
The ETA allows Bermuda subject entities to establish tax basis in the assets and liabilities of such Bermuda entities (as of September 30, 2023 (the “Basis Valuation Date”)) using fair values which results in deductible and taxable temporary differences which are reflected as deferred income tax assets and liabilities in the financial statements. For each asset and liability subject to the adjustment, the amount of the adjustment would generally be the difference, as of the Basis Adjustment Valuation Date, between each asset/liability’s fair market value and the carrying value of the item in the entity’s consolidated financial statements.
In accordance with ASC 740, effects of changes in tax laws are required to be recognized in the period in which the law is enacted, regardless of the effective date. The application of the ETA resulted in our recognition of net deferred tax assets of $205 million in 2023. We have not recorded a valuation allowance against these deferred tax assets as of December 31, 2023. In addition, because of the Act’s enactment, we have recognized a deferred tax charge related to the remeasurement of deferred taxes on unrealized gains on AFS securities recorded in OCI, due to the change in income tax rate.
The incremental financial statement impact related to the Act was as follows:

2023
(in millions of U.S. dollars)
Provision for income tax (benefit) expense
Economic Transition Adjustment	$(221)
Effect of change in income tax rate on the net change in unrealized gains (losses) on AFS securities recorded in OCI since the Basis Valuation Date	16
Total provision for income tax (benefit) expense	$(205)
We have foreign operating subsidiaries and branch operations principally located in the U.S., U.K., Continental Europe and Australia that are subject to federal, foreign, state and local taxes in those jurisdictions. The undistributed earnings from our foreign subsidiaries will be indefinitely reinvested in those jurisdictions where the undistributed earnings were earned.
Deferred tax liabilities have not been accrued with respect to the undistributed earnings of our foreign subsidiaries. Generally, when earnings are distributed as dividends, withholding taxes may be imposed by the jurisdiction of the paying subsidiary. For our U.S. subsidiaries, we have not currently accrued any withholding taxes with respect to unremitted earnings because, solely for U.S. Federal income tax purposes, there are no accumulated positive earnings and profits that could be subject to U.S. dividend withholding tax. For our U.K. subsidiaries, there are no withholding taxes imposed as a matter of U.K. domestic tax law. For our other foreign subsidiaries, an insignificant amount of earnings is indefinitely reinvested; however, it would not be practicable to compute the related amounts of withholding taxes due to a variety of factors, including the amount, timing and manner of any repatriation. Because we operate in many jurisdictions, our net income are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which we operate.
Enstar Group Limited | 2023 Form 10-K                 233

Item 8 | Notes to Consolidated Financial Statements | Note 23 - Income Taxation

Income Tax Expense
The following table presents income (loss) before income taxes by jurisdiction, including income (losses) from equity method investments, for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(in millions of U.S. dollars)
Domestic (Bermuda)	$1,046	$(710)	$430
Foreign	(78)	(247)	150
Income (loss) before income taxes, including income (losses) from equity method investments	$968	$(957)	$580
The following table presents our current and deferred income tax (benefit) expense attributable to continuing operations by jurisdiction for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(in millions of U.S. dollars)
Current:
Domestic (Bermuda)	$—	$—	$—
Foreign	6	—	6
	6	—	6
Deferred:
Domestic (Bermuda)	(205)	—	—
Foreign	(51)	(12)	21
	(256)	(12)	21
Total income tax (benefit) expense attributable to continuing operations	$(250)	$(12)	$27
The actual effective income tax rate differs from the statutory rate of 0 percent under Bermuda law applied to income (loss) before income taxes, including income (losses) from equity method investments for the years ended December 31, 2023, 2022 and 2021 as shown in the following reconciliation:

	2023	2022	2021
	(in millions of U.S. dollars)
Income (loss) before income taxes	$968	$(957)	$580
Bermuda income taxes at statutory rate	0.0%	0.0%	0.0%
Foreign income tax rate differential	(2.0)%	4.6%	5.4%
Economic Transition Adjustment (1)	(22.8)%	0.0%	0.0%
Change in valuation allowance	(1.6)%	(3.9)%	1.6%
Effect of change in income tax rate	1.4%	0.1%	(1.2)%
Other	(0.8)%	0.5%	(1.1)%
Effective income tax rate	(25.8)%	1.3%	4.7%
(1) For the year ended December 31, 2023, we recorded a deferred tax benefit of $221 million associated with certain Bermuda Constituent Entities anticipated to remain within the ETA.
Our effective tax rate is generally driven by the geographical distribution of our income (loss) before income taxes between our taxable and non-taxable jurisdictions.

Enstar Group Limited | 2023 Form 10-K                 234

Item 8 | Notes to Consolidated Financial Statements | Note 23 - Income Taxation

Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities (included in other assets and other liabilities, respectively, in the consolidated balance sheets) reflect the tax effect of the differences between the financial statement carrying amount and the income tax bases of assets and liabilities.
Significant components of the deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 were as follows:

	2023	2022
	(in millions of U.S. dollars)
Deferred tax assets:
Net operating loss carryforwards	$204	$214
Capital loss carryforwards	7	3
Insurance reserves	192	14
Unearned premiums	8	—
Provisions for bad debt	3	3
Defendant A&E liabilities	86	94
Fair value of investments	2	40
Lloyd’s underwriting result in future periods	21	5
Fair value of financial instruments	35	—
Other deferred tax assets	29	18
Deferred tax assets	587	391
Valuation allowance	(156)	(181)
Deferred tax assets, net of valuation allowance	431	210

Deferred tax liabilities:
Fair value and other basis differences	(32)	(62)
Other deferred tax liabilities	(7)	(7)
Deferred tax liabilities	(39)	(69)

Net deferred tax asset	$392	$141
Net Deferred Tax Asset (Liability) Balance by Major Jurisdiction

	Net Deferred Tax Asset
	2023	2022
	(in millions of U.S. dollars)
Australia	$4	$4
Bermuda	205	—
United States	191	164
United Kingdom	(8)	(27)
Total	$392	$141
Enstar Group Limited | 2023 Form 10-K                 235

Item 8 | Notes to Consolidated Financial Statements | Note 23 - Income Taxation

Net Operating, Capital Loss and Foreign Tax Credit Carryforwards
As of December 31, 2023, we had net operating loss carryforwards that could be available to offset future taxable income, as follows:

Tax Jurisdiction	Loss Carryforwards	Tax effect	Expiration
	(in millions of U.S. dollars)
Net Operating Loss Carryforwards:
United States - Net operating loss	$470	$98	2028-2042
United States - Net operating loss	74	16	Indefinitely
United Kingdom	271	68	Indefinitely
Luxembourg	34	9	2035-2036
Other	66	13	Indefinitely

Capital Loss Carryforwards:
United States - Capital Loss	32	7	2027-2028
The U.S. and U.K. net operating loss carryforwards are also subject to certain utilization limitations and have been considered in management's assessment of valuation allowance.
Foreign Tax Credit Carryforwards:
As of December 31, 2023, we had foreign tax credit carryforwards available for tax purposes, as follows:

Tax Jurisdiction	Tax effect	Expiration
	(in millions of U.S. dollars)
United Kingdom	$8	Indefinitely
Assessment of Valuation Allowance on Deferred Tax Assets
As of December 31, 2023 and 2022, we had deferred tax asset valuation allowances of $156 million and $181 million, respectively, related to foreign subsidiaries. We recorded a net decrease of $25 million in our deferred tax valuation allowance for the year ended December 31, 2023. This is primarily due to a $27 million partial valuation allowance release and utilization of $5 million of deferred tax assets in the U.S. jurisdiction. In the U.K. and EU jurisdictions, a $16 million increase was recorded primarily due to the losses for which a tax benefit was not recognized for the period. The remaining $9 million of valuation allowance release relates to a reduction in deferred tax assets associated with decreases in unrealized losses on investment securities reported in AOCI in the U.S. and U.K. jurisdictions.
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
i.net income or losses in recent years;
ii.the future sustainability and likelihood of positive net income of our subsidiaries;
iii.the carryforward periods of tax losses including the effect of reversing temporary differences; and
iv.tax planning strategies.
In making our determination, the assumptions used in determining future taxable income require significant judgment and any changes in these assumptions could have an impact on net income.
Enstar Group Limited | 2023 Form 10-K                 236

Item 8 | Notes to Consolidated Financial Statements | Note 23 - Income Taxation

Unrecognized Tax Benefits
During the years ended December 31, 2023, 2022 and 2021, there were no unrecognized tax benefits. There were no accruals for the payment of interest and penalties related to income taxes as of each of December 31, 2023, 2022 and 2021.
Open Tax Years
Our operating subsidiaries may be subject to examination by various tax authorities and may have different statutes of limitations expiration dates. Taxing authorities may propose adjustments to our income taxes.
Listed below are the tax years that remain subject to examination by a major tax jurisdiction as of December 31, 2023:

Major Tax Jurisdiction	Open Tax Years
United States	2020-2023
United Kingdom	2021-2023
Enstar Group Limited | 2023 Form 10-K                 237

Item 8 | Notes to Consolidated Financial Statements | Note 24 - Related Party Transactions

24. RELATED PARTY TRANSACTIONS

The following tables summarize our related party balances and transactions. Additional details about the nature of our relationships and transactions are included further below.

As of December 31, 2023	Stone Point (1)	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
Assets
Fixed maturities, trading, at fair value	$69	$—	$—	$—	$—	$—
Fixed maturities, AFS, at fair value	428	—	—	—	—	—
Equities, at fair value	136	—	181	—	—	—
Funds held	—	—	—	—	19	—
Other investments, at fair value	446	—	—	—	—	1,602
Equity method investments	—	95	—	—	225	14
Total investments	1,079	95	181	—	244	1,616
Cash and cash equivalents	19	—	—	—	—	—
Other assets	—	—	—	20	9	—
Liabilities
Losses and LAE	—	—	—	—	192	—
Net assets	$1,098	$95	$181	$20	$61	$1,616
(1) As of December 31, 2023, we had unfunded commitments of $156 million to other investments and $12 million to privately held equity investments managed by Stone Point and its affiliated entities.

As of December 31, 2022	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
Assets
Short-term investments, AFS, at fair value	$1	$11	$—	$—	$—	$—	$—
Fixed maturities, trading, at fair value	85	148	—	—	—	—	—
Fixed maturities, AFS, at fair value	447	—	—	—	—	—	—
Equities, at fair value	148	37	—	190	—	—	—
Funds held	—	31	—	—	—	25	—
Other investments, at fair value	467	14	—	—	—	—	1,918
Equity method investments	—	—	110	—	60	211	16
Total investments	1,148	241	110	190	60	236	1,934
Cash and cash equivalents	37	20	—	—	—	—	—
Restricted cash and cash equivalents	—	2	—	—	—	—	—
Reinsurance balances recoverable on paid and unpaid losses	—	36	—	—	—	2	—
Other assets	—	21	—	—	—	5	—
Liabilities
Losses and LAE	—	183	—	—	—	334	—
Insurance and reinsurance balances payable	—	22	—	—	—	11	—
Other liabilities	—	76	—	—	—	—	—
Net assets (liabilities)	$1,185	$39	$110	$190	$60	$(102)	$1,934
Redeemable noncontrolling interest	$161	$—	$—	$—	$—	$—	$—

Enstar Group Limited | 2023 Form 10-K                 238

Item 8 | Notes to Consolidated Financial Statements | Note 24 - Related Party Transactions

	2023
	Stone Point	Northshore (1)	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
Net premiums earned	$—	$—	$—	$—	$—	$(5)	$—
Net investment income	13	—	—	6	—	1	6
Net unrealized losses	46	(11)	—	(9)	—	—	113
Other income	—	—	—	—	—	—	—
	59	(11)	—	(3)	—	(4)	119
Net incurred losses and LAE	—	(2)	—	—	—	(21)	—
	—	(2)	—	—	—	(21)	—
(Losses) income from equity method investments	—	—	(10)	—	9	14	—
Total net income (loss)	$59	$(9)	$(10)	$(3)	$9	$31	$119
(1) Northshore ceased to be a related party in December 2023, following the completion of the RNCI redemption.

	2022
	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
Net premiums earned	$—	$9	$—	$—	$—	$2	$—
Net investment income (expense)	16	10	—	6	—	—	4
Net unrealized gains (losses)	(80)	(10)	—	(34)	—	—	(64)
Other (expense) income	—	1	—	—	—	9	—
	(64)	10	—	(28)	—	11	(60)
Net incurred losses and LAE	—	10	—	—	—	(16)	—
	—	10	—	—	—	(16)	—
(Losses) income from equity method investments	—	—	(65)	—	5	(14)	—
Total net (loss) income	$(64)	$—	$(65)	$(28)	$5	$13	$(60)

Enstar Group Limited | 2023 Form 10-K                 239

Item 8 | Notes to Consolidated Financial Statements | Note 24 - Related Party Transactions

	2021
	Stone Point	Hillhouse (1)	AnglePoint HK (2)	Northshore	Monument	AmTrust	Citco	Enhanzed Re (3)	Core Specialty	Other
	(in millions of U.S. dollars)
Net premiums earned	$—	$—	$—	$58	$—	$—	$—	$(2)	$8	$—
Net investment income (expense)	21	—	(13)	3	—	6	—	(4)	—	3
Net realized gains	—	77	—	—	—	—	—	—	—	—
Net unrealized gains (losses)	83	20	(69)	—	—	(6)	—	—	—	136
Other (expense) income	—	—	—	(15)	—	—	—	2	15	—
	104	97	(82)	46	—	—	—	(4)	23	139
Net incurred losses and LAE	—	—	—	18	—	—	—	—	(32)	—
Acquisition costs	—	—	—	13	—	—	—	(1)	(6)	—
General and administrative expenses	—	—	—	10	—	—	—	—	—	—
	—	—	—	41	—	—	—	(1)	(38)	—
Income (losses) from equity method investments	—	—	—	—	14	—	4	82	(6)	—
Total net income (loss)	$104	$97	$(82)	$5	$14	$—	$4	$79	$55	$139
(1) Includes earnings from our direct investment in the InRe Fund, which was managed by AnglePoint Cayman through March 31, 2021, and the impact of a $100 million deduction from amounts due to affiliates of Hillhouse Group from the InRe Fund, which had the effect of increasing our NAV in the InRe Fund in February 2021. Hillhouse Group ceased to be a related party in July 2021.
(2) Includes earnings from our direct investment in the InRe Fund, which was managed by AnglePoint HK from April 2021 to October 2021, and another fund managed by AnglePoint HK. For the year ended December 31, 2021, we incurred management and performance fees of $16 million in relation to the InRe Fund, which consisted of a $10 million minimum performance fee and operating expense reimbursements of $6 million. These fees were deducted from the AnglePoint HK funds’ reported net asset values and recorded as net investment expenses in the consolidated statements of operations. AnglePoint HK ceased to be a related party subsequent to December 31, 2021.
(3) Following completion of the Step Acquisition and related consolidation, Enhanzed Re ceased to be a related party on September 1, 2021.
Stone Point
In November 2023, we repurchased voting ordinary shares held by Trident V Funds managed by Stone Point Capital LLC38. In November 2023, our Chief Executive Officer, Dominic Silvester, agreed to acquire 45,000 of our voting ordinary shares held by the Trident Public Equity LP for a price of $10 million.
In May 2022, we entered into a share purchase agreement with an affiliate of Stone Point39.
As of December 31, 2023, investment funds managed by Stone Point own 1,451,196 of our voting ordinary shares, which constitutes 9.5% of our outstanding voting ordinary shares. James D. Carey, president of Stone Point, is a member of our Board.
In December 2023, we agreed to purchase from investment funds managed by Stone Point their remaining 39.3% interest in our subsidiary SSHL, in exchange for cash consideration, settlement of an existing loan receivable and our remaining interest in Northshore40,41. As of December 31, 2023 and December 31, 2022, the RNCI on our balance sheet relating to these co-investment transactions was $0 million and $161 million, respectively.
We have made various investments in funds and separate accounts managed by Stone Point or affiliates of Stone Point, and we have also made direct investments in entities affiliated with Stone Point. Where we have made an
38 Refer to Note 20 for further details.
39 Refer to Note 20 for further details.
40 Refer to Note 6 for a description of transactions impacting Stone Point's interests in SSHL and Northshore that occurred during 2021 and 2020.
41 Refer to Note 19 for further details.
Enstar Group Limited | 2023 Form 10-K                 240

Item 8 | Notes to Consolidated Financial Statements | Note 24 - Related Party Transactions

investment in a fund, the manager of such fund generally charges certain fees to the fund, which are deducted from the net asset value.
We also have certain co-investments alongside Stone Point and its affiliates, including our investment in AmTrust, described below, Mitchell TopCo Holdings, the parent company of Mitchell International ("Mitchell"), and Genex Services in which we have invested $25 million and account for as a privately held equity investment. Mitchell provides third-party outsourcing managed care services to one of our subsidiaries in the ordinary course of its business.
CPP Investments
We completed two share repurchase transactions with CPP Investments in 2023. In March 2023, we repurchased all of our outstanding Series C and Series E non-voting convertible ordinary shares held by CPP Investments, and in November 2023, we repurchased voting ordinary shares held by CPP Investments and its affiliate42.
Hillhouse Group
In July 2021, we repurchased the Hillhouse Funds’ (as defined below) entire equity interest in Enstar, and as a result the Hillhouse Group (as defined below) ceased to be a related party43.
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
As a result of the terms of the Designation Agreement, the InRe Fund qualified as a VIE and was consolidated effective April 1, 2021. During the fourth quarter of 2021, we completed the liquidation of our investment in the InRe Fund44.
On September 1, 2021, we completed the purchase of the Hillhouse Group’s entire 27.7% interest in Enhanzed Re for a purchase price of $217 million45.
AnglePoint HK
In October 2021, we terminated our investment management agreement with AnglePoint HK, the InRe Fund and the general partner of the InRe Fund, and placed the InRe Fund into an orderly liquidation. As of December 31, 2021, AnglePoint HK ceased to be a related party.
Northshore
In December 2023, our remaining equity interest in Northshore comprised a portion of the consideration we paid to our RNCI holders in exchange for acquiring the remaining equity interest in SSHL46. As of December 22, 2023, Northshore ceased to be a related party.
42 Refer to Note 20 for further details.
43Refer to Note 20 for transactions involving Hillhouse Group, which included the exercise of warrants in the first quarter of 2021 and our repurchase of our ordinary shares held by funds managed by Hillhouse Group in the third quarter of 2021.
44 Refer to Note 15 for further details.
45 Refer to Note 5 for further details.
46 Refer to Note 19 for further details.
Enstar Group Limited | 2023 Form 10-K                 241

Item 8 | Notes to Consolidated Financial Statements | Note 24 - Related Party Transactions

Following the completion of the Exchange Transaction47 on January 1, 2021, our equity interest in Northshore, the holding company that owns Atrium and Arden, was reduced to 13.8% from 54.1%. We have accounted for our residual equity interest in Northshore as an investment in a privately held equity security at fair value.
Concurrent with the closing of the Exchange Transaction:
•Arden entered into an LPT retrocession agreement with one of our majority owned subsidiaries, through which Arden fully reinsured its run-off portfolio with total liabilities of $19 million to our majority owned subsidiary, in exchange for a retrocession consideration of an equal amount.
Arden retained the premium under a funds held arrangement, to secure the payment obligations of our majority owned subsidiary.
•One of our wholly-owned subsidiaries entered in a TSA to provide certain transitional services to Northshore. The TSA was terminated in November 2022.
•SGL No.1 ceased its provision of underwriting capacity on Syndicate 609. We continued to report SGL No. 1's 25% gross share of the 2020 and prior underwriting years of Syndicate 609 through the year ended December 31, 2022. In 2023, the 2020 underwriting year completed an RITC into a successor year, at which point the existing contractual arrangements were settled.
Historically, there was no net retention for Enstar on Atrium's 2020 and prior underwriting years as the business was contractually transferred to the Atrium entities that were divested in the Exchange Transaction.
Monument Re
As of December 31, 2023, we own 20.0% of the common shares of Monument Re and 13.7% of its preferred shares. As of December 31, 2023, a fund managed by Stone Point owns 11.2% of Monument Re’s preferred shares.
In November 2022, we closed a transaction with Monument Re to novate our reinsurance closed block of life annuity policies written by Enhanzed Re48. A portion of the net gain on novation will be subject to deferral to account for our existing ownership interest in Monument Re. The final impact of the novation was reflected in our first quarter 2023 results, as we report the results of Enhanzed Re on a one quarter reporting lag.
We have accounted for our investment in the common and preferred shares of Monument Re as an equity method investment.
AmTrust
As of December 31, 2023 and 2022, we own 8.7% of the equity interest in Evergreen Parent L.P. ("Evergreen") and Trident Pine Acquisition LP ("Trident Pine") owns 22.6%. Evergreen owns all of the equity interest in AmTrust Financial Services, Inc. (“AmTrust"). Trident Pine is an entity owned by private equity funds managed by Stone Point.
We have accounted for our investment in the shares of AmTrust as an investment in a privately held equity security at fair value.
Citco
During the fourth quarter of 2023, we divested our equity ownership in the common shares of HH CTCO Holdings Limited and recorded a $5 million gain in our consolidated statements of operations.
As of December 31, 2022, we owned 31.9% of the common shares in HH CTCO Holdings Limited, which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco III Limited ("Citco"). As of December 31, 2022, Trident owned 3.4% interest in Citco.
We have accounted for our indirect investment in the shares of Citco as an equity method investment.
47 Refer to Note 6 for further details on the Exchange Transaction.
48 Refer to Note 27 for further information.
Enstar Group Limited | 2023 Form 10-K                 242

Item 8 | Notes to Consolidated Financial Statements | Note 24 - Related Party Transactions

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
We also have a LPT and ADC reinsurance agreement and an ASA between certain of our subsidiaries and StarStone U.S. and Core Specialty. The TSA was terminated in November 2022.
Furthermore, there are existing reinsurance agreements whereby (i) certain of our subsidiaries provide reinsurance protection to StarStone U.S. and (ii) StarStone U.S. provides reinsurance protection to certain of our subsidiaries. These arrangements remain in place.
Other
We also have certain other investments, including investments in limited partnerships and partnership-like limited liability companies, that had we not elected the fair value option would otherwise be accounted for as equity method investments50. We have disclosed our investments in these entities on an aggregated basis as they are individually immaterial.
49 Refer to Note 5 for further information regarding the Step Acquisition of Enhanzed Re.
50 Refer to Note 7 for further information regarding our other investments, including summarized financial information of our equity method investees, including those for which the fair value option was elected.
Enstar Group Limited | 2023 Form 10-K                 243

Item 8 | Notes to Consolidated Financial Statements | Note 25 - Dividend Restrictions and Statutory Financial Information

25. DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

Parent Company Dividend Restrictions
There were no significant restrictions on the Parent Company's ability to pay dividends from retained earnings as of December 31, 2023. Bermuda law permits the payment of dividends if:
i) we are not, or would not be after payment, unable to pay our liabilities as they become due; and
ii) the realizable value of our assets is in excess of our liabilities after taking such payment into account.
We have not historically declared a dividend on our ordinary shares. The issuance of our Series D and E Preferred Shares have resulted in the declaration of dividends. Holders of Series D and Series E Preferred Shares are entitled to receive, only when, as and if declared, non-cumulative cash dividends, paid quarterly in arrears on the 1st day of March, June, September and December of each year of 7.0% per annum51.
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
The statutory capital and surplus amounts as of December 31, 2023 and 2022 and statutory net income (loss) amounts for the years ended December 31, 2023, 2022 and 2021 for our (re)insurance subsidiaries based in Bermuda, the United Kingdom, the United States, Australia and Continental Europe are summarized in the table below which includes information relating to acquisitions from the year of acquisition:

	Statutory Capital and Surplus
	Required		Actual		Statutory Income (Loss)
	2023	2022	2023	2022	2023	2022	2021
	(in millions of U.S. dollars)
Bermuda	$3,265	$3,031	$7,003	$5,833	$1,395	$(710)	$524
U.K.	575	619	971	848	42	(11)	163
U.S.	162	161	426	434	19	(58)	23
Australia	9	10	39	35	3	(1)	2
Europe	49	53	193	188	(6)	(30)	(2)
51 Refer to Note 20 for details regarding dividends on preferred shares.
Enstar Group Limited | 2023 Form 10-K                 244

Item 8 | Notes to Consolidated Financial Statements | Note 25 - Dividend Restrictions and Statutory Financial Information

As of December 31, 2023, the total amount of net assets of our consolidated subsidiaries that were restricted was $4.1 billion.
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
As of December 31, 2023 and 2022, our Bermuda-based (re)insurance subsidiaries exceeded applicable minimum solvency and liquidity requirements. The Bermuda (re)insurance subsidiaries in aggregate exceeded minimum solvency requirements by $3.7 billion as of December 31, 2023 (2022: $2.8 billion) and were in compliance with their liquidity requirements.
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
The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company. As of December 31, 2023 and 2022, all of our U.K. insurance subsidiaries maintained capital in excess of the minimum capital resources requirements and complied with the relevant U.K. Regulator requirements. Our U.K.-based insurance subsidiaries, including our Lloyd's Syndicates described below, in aggregate, maintained capital in excess of the minimum capital resources requirements by $396 million and $229 million as of December 31, 2023 and 2022, respectively.
The U.K. Regulator’s rules require our U.K. insurance subsidiaries to obtain regulatory approval for any proposed or actual payment of a dividend. The U.K. Regulator uses the SCR, among other tests, when assessing requests to make distributions.
Enstar Group Limited | 2023 Form 10-K                 245

Item 8 | Notes to Consolidated Financial Statements | Note 25 - Dividend Restrictions and Statutory Financial Information

Lloyd’s
As of December 31, 2023, we participated in the Lloyd’s market through our interests in Syndicate 2008, a syndicate that has permission to underwrite RITC business and other run-off or discontinued business type transactions with other Lloyd’s syndicates.
We participated on the syndicate through a single, wholly owned Lloyd’s managing agent, Enstar Managing Agency Limited.
The underwriting capacity of a corporate member of Lloyd’s must be supported by providing FAL in the form of cash, securities, letters of credit or other approved capital instrument in satisfaction of its capital requirement52. The amount of the FAL is assessed quarterly and is determined by Lloyd’s in accordance with applicable capital adequacy rules. To release their capital, Lloyd’s members are usually required to have transferred their liabilities through an approved RITC, such as those offered by Syndicate 2008.
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
As of December 31, 2023, all of our U.S. non-life (re)insurance subsidiaries exceeded their required levels of RBC. On an aggregate basis, our U.S. non-life (re)insurance subsidiaries exceeded their minimum levels of RBC as of December 31, 2023 by $264 million (2022: $273 million).
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
52 As described in Note 7.
Enstar Group Limited | 2023 Form 10-K                 246

Item 8 | Notes to Consolidated Financial Statements | Note 25 - Dividend Restrictions and Statutory Financial Information

Europe
Our Liechtenstein insurance subsidiary (StarStone Insurance SE) is regulated by the Liechtenstein Financial Market Authority ("FMA") pursuant to the Liechtenstein Insurance Supervisory Act. This subsidiary is obligated to maintain a minimum solvency margin based on the Solvency II regulations. As of December 31, 2023, this subsidiary exceeded the Solvency II requirements by $118 million (2022: $111 million). The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves, which consist of retained earnings, the current year profit and legal reserves. Any dividend exceeding the current year profit requires the FMA’s approval. Solvency and capital requirements for this subsidiary are based on the Solvency II framework and must continue to be met following any distribution.
Our Belgian insurance subsidiary files financial statements and returns with the National Bank of Belgium. This subsidiary was in compliance with its solvency and capital requirements under Solvency II.
Enstar Group Limited | 2023 Form 10-K                 247

Item 8 | Notes to Consolidated Financial Statements | Note 26 - Commitments and Contingencies

26. COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk
We believe that there are no significant concentrations of credit risk associated with our cash and cash equivalents, fixed maturities, or other investments. Our cash and investments are managed pursuant to guidelines that follow prudent standards of diversification and liquidity, and limit the allowable holdings of a single issue and issuers. We are also subject to custodial credit risk on our investments, which we manage by diversifying our holdings amongst large financial institutions that are highly regulated.
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
As of December 31, 2023, concentrations of funds held balances with reinsurance counterparties that individually exceeded 10% of shareholders’ equity totaled $4.8 billion (December 31, 2022: $5.0 billion) in aggregate.
We limit the amount of credit exposure to any one counterparty and none of our counterparty credit exposures, excluding U.S. government instruments and the reinsurance counterparties noted above, exceeded 10% of shareholders’ equity as of December 31, 2023. As of December 31, 2023 our credit exposure to the U.S. government and agency instruments was $932 million (December 31, 2022: $945 million).
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
Unfunded Investment Commitments
As of December 31, 2023, we had unfunded commitments of $1.7 billion to other investments, $48 million to fixed maturities and $12 million to privately held equity.
Guarantees
As of December 31, 2023 and 2022, parental guarantees supporting reinsurance obligations, defendant A&E liabilities, subsidiary capital support arrangements and credit facilities were $2.3 billion and $2.4 billion respectively. We also guarantee the 2040 and 2042 Junior Subordinated Notes, which have an aggregate principal amount of $850 million53 as of December 31, 2023 and 2022.

53 As described in Note 18.
Enstar Group Limited | 2023 Form 10-K                 248

Item 8 | Schedules

SCHEDULE I
ENSTAR GROUP LIMITED
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES54
As of December 31, 2023
(Expressed in millions of U.S. Dollars)

Type of investment	Cost (1)	Fair Value	Amount at which shown in the balance sheet
Short-term and fixed maturities — Trading:
U.S. government and agency	$75	$76	$76
U.K. government	28	21	21
Other government	165	144	144
Corporate	1,525	1,343	1,343
Municipal	54	49	49
Residential mortgage-backed	59	55	55
Commercial mortgage-backed	128	119	119
Asset-backed	76	75	75
Total	2,110	1,882	1,882
Short-term and fixed maturities — AFS:
U.S. government and agency	268	250	250
U.K. government	49	51	51
Other government	250	247	247
Corporate	2,914	2,654	2,654
Municipal	107	93	93
Residential mortgage-backed	466	432	432
Commercial mortgage-backed	702	652	652
Asset-backed	520	516	516
Total	5,276	4,895	4,895
Funds held	5,298	5,232	5,232
Equities	246	384	384
Other investments, at fair value	1,805	1,805	1,805
Total	$14,735	$14,198	$14,198
(1)Original cost of fixed maturities is reduced by repayments and adjusted for amortization of premiums or accretion of discounts.

Reconciliation to balance sheet	Short-term and fixed maturities - Trading	Short-term and fixed maturities - AFS	Funds held	Equities	Other Investments
	(in millions of U.S. dollars)
Fair value of investments, other than investments in related parties	$1,882	$4,895	5,232	$384	$1,805
Investments in related parties:
Affiliates of Stone Point	69	428		63	446
Co-investor with Stone Point				73
AmTrust				181
Core Specialty			19
Other (1)					1,602
Total per balance sheet	$1,951	$5,323	$5,251	$701	$3,853
(1)Comprised of investments in limited partnerships and partnership-like limited liability companies, that had we not elected the fair value option would otherwise be accounted for as equity method investments.
54 Refer to Note 24 in our consolidated financial statements.
Enstar Group Limited | 2023 Form 10-K                 249

Item 8 | Schedules

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Balance Sheets - Parent Company Only
As of December 31, 2023 and 2022

	2023	2022
	(in millions of U.S. dollars, except share data)
ASSETS
Equities, at fair value (cost: 2023 - $0; 2022 - $273)	$—	$286
Cash and cash equivalents	6	15
Balances due from subsidiaries	12	193
Investments in subsidiaries	7,454	6,003
Other assets	42	8
TOTAL ASSETS	$7,514	$6,505
LIABILITIES
Debt obligations	$992	$991
Balances due to subsidiaries	966	515
Other liabilities	21	25
TOTAL LIABILITIES	1,979	1,531
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Ordinary shares (par value $1 each, issued and outstanding 2023: 15,196,685; 2022: 17,588,050):
Voting Ordinary Shares (issued and outstanding 2023: 15,196,685; 2021: 15,990,338)	15	16
Non-voting convertible ordinary Series C Shares (issued and outstanding 2023: 0 and 2022: 1,192,941)	—	1
Non-voting convertible ordinary Series E Shares (issued and outstanding 2023: 0 and 2022: 404,771)	—	—
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2023 and 2022: 388,571)	—	—
Series D Preferred Shares (issued and outstanding 2023 and 2022: 16,000; liquidation preference $400)	400	400
Series E Preferred Shares (issued and outstanding 2023 and 2022: 4,400; liquidation preference $110)	110	110
Treasury shares, at cost (Series C Preferred Shares 2023 and 2022: 388,571)	(422)	(422)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2023 and 2022: 565,630)	(1)	(1)
Additional paid-in capital	579	766
Accumulated other comprehensive loss	(336)	(302)
Retained earnings	5,190	4,406
Total Enstar Group Limited Shareholders’ Equity	5,535	4,974
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,514	$6,505
See accompanying notes to the Condensed Financial Information of Registrant
Enstar Group Limited | 2023 Form 10-K                 250

Item 8 | Schedules

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
Statements of Operations - Parent Company Only
For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
	(in millions of U.S. dollars)
REVENUES
Net investment income	$12	$2	$—
Net unrealized gains	16	13	—
Total revenues	28	15	—
EXPENSES
General and administrative expenses	34	24	41
Interest expense	80	70	54
Net foreign exchange losses	5	3	3
Total expenses	119	97	98
NET LOSS BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	(91)	(82)	(98)
Income tax benefit	31	—	—
Equity in undistributed income (losses) of subsidiaries	1,178	(788)	636
NET INCOME (LOSS)	1,118	(870)	538
Dividends on preferred shares	(36)	(36)	(36)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$1,082	$(906)	$502
See accompanying notes to the Condensed Financial Information of Registrant

Statements of Comprehensive Income - Parent Company Only
For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
	(in millions of U.S. dollars)
NET INCOME (LOSS)	$1,118	$(870)	$538
Other comprehensive (loss) income relating to subsidiaries, net of tax	(34)	(286)	(98)
COMPREHENSIVE INCOME (LOSS)	$1,084	$(1,156)	$440
See accompanying notes to the Condensed Financial Information of Registrant
Enstar Group Limited | 2023 Form 10-K                 251

Item 8 | Schedules

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
Statements of Cash Flows - Parent Company Only
For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
	(in millions of U.S. dollars)
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$496	$87	$(72)
INVESTING ACTIVITIES:
Dividends and return of capital from subsidiaries	—	14	675
Contributions to subsidiaries	—	(102)	—
Net cash flows (used in) provided by investing activities	—	(88)	675
FINANCING ACTIVITIES:
Dividends on preferred shares	(36)	(36)	(36)
Repurchase of shares	(531)	(163)	(942)
Repayment of loans	—	(302)	(429)
Receipt of loans	62	445	868
Net cash flows used in financing activities	(505)	(56)	(539)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9)	(57)	64
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15	72	8
CASH AND CASH EQUIVALENTS, END OF YEAR	$6	$15	$72
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
Net investment income relates to interest on loans to subsidiaries. For the years ended December 31, 2023, 2022, and 2021, interest paid was $40 million, $47 million, and $41 million, respectively.
Investing activities in the Condensed Statements of Cash Flows primarily represents the flow of funds to and from subsidiaries to provide cash on hand to fund business acquisitions and significant new business.
There were no non-cash activities during the years ended December 31, 2023 and 2021. Non-Cash investing activities during the year ended December 31, 2022 consisted of $600 million for dividends and return of capital from subsidiaries, representing an intercompany transfer of equity securities at book value and an increase in balances due from subsidiaries (resulting in a decrease in investments in subsidiaries).
As of December 31, 2023 and 2022, parental guarantees supporting reinsurance obligations, defendant A&E liabilities, subsidiary capital support arrangements and credit facilities were $2.3 billion and $2.4 billion. In addition, as of December 31, 2023, we also guarantee the Junior Subordinated Notes issued in 2020 and 2022 for an aggregate principal amount of $850 million (December 31, 2022: $850 million).
As of December 31, 2023 and 2022, retained earnings were $5.2 billion and $4.4 billion, respectively, an increase of $784 million. This increase was attributable to the net income of $1.1 billion, partially offset by retirement of certain acquired common shares.
Enstar Group Limited | 2023 Form 10-K                 252

Item 8 | Schedules

SCHEDULE III
ENSTAR GROUP LIMITED
SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in millions of U.S. Dollars)

	As of December 31,				Year ended December 31,
	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Policy Benefits for Life and Annuity Contracts (1)	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses and Policy Benefits	Acquisition Costs	Other Operating Expenses	Net Premiums Written
2023
Run-off	$4	$12,779	$171	$—	$43	$—	$(196)	$10	$177	$96
Assumed Life	—	—	—	—	—	—	—	—	—	—
Investments	—	—	—	—	—	647	—	—	43	—
Legacy Underwriting	—	—	—	—	—	—	—	—	—	—
Corporate & Other	—	(420)	—	—	—	—	95	—	149	—
Total	$4	$12,359	$171	$—	$43	$647	$(101)	$10	$369	$96
2022
Run-off	$7	$13,337	$114	$—	$40	$—	$(442)	$22	$143	$(4)
Assumed Life	—	—	—	821	17	—	(30)	—	7	12
Investments	—	—	—	—	—	445	—	—	37	—
Legacy Underwriting	—	173	—	—	9	10	7	1	2	4
Corporate & Other	—	(503)	—	—	—	—	(218)	—	142	—
Total	$7	$13,007	$114	$821	$66	$455	$(683)	$23	$331	$12
2021
Run-off	$14	$13,117	$171	$—	$182	$—	$(194)	$44	$188	$35
Assumed Life	—	181	5	1,502	5	—	(2)	—	1	3
Investments	—	—	—	—	—	309	—	—	37	—
Legacy Underwriting	2	215	12	—	58	3	20	13	10	24
Corporate & Other	—	(255)	—	—	—	—	(58)	—	131	—
Total	$16	$13,258	$188	$1,502	$245	$312	$(234)	$57	$367	$62
(1) The liability for future policyholder benefits as of January 1, 2023 has been adjusted by $363 million for the impact of adopting ASU 2018-12 due to the effect of remeasuring the liabilities using an upper medium grade fixed-income instrument yield.

Enstar Group Limited | 2023 Form 10-K                 253

Item 8 | Schedules

SCHEDULE IV
ENSTAR GROUP LIMITED
REINSURANCE
For the Years Ended December 31, 2023, 2022 and 2021
(Expressed in millions of U.S. Dollars)

	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2023
Premiums earned:
Property and casualty	$47	$(6)	$2	$43	4.7%
Total premiums earned	$47	$(6)	$2	$43

2022
Premiums earned:
Property and casualty	62	(31)	18	49	36.7%
Future policyholder benefits	—	—	17	17	100.0%
Total premiums earned	$62	$(31)	$35	$66

2021
Premiums earned:
Property and casualty	295	(128)	75	242	31.0%
Future policyholder benefits	—	—	3	3	100.0%
Total premiums earned	$295	$(128)	$78	$245
Enstar Group Limited | 2023 Form 10-K                 254

Item 8 | Schedules

SCHEDULE V
ENSTAR GROUP LIMITED
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2023, 2022 and 2021
(Expressed in millions of U.S. Dollars)

	Balance at Beginning of Year	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at End of Year
December 31, 2023
Reinsurance balances recoverable on paid and unpaid losses:
Allowance for estimated uncollectible reinsurance	$131	$—	$3	$(3)	$131
Insurance balances recoverable:
Allowance for estimated uncollectible insurance	5	—	—	—	5
Valuation allowance for deferred tax assets	181	16	—	(41)	156

December 31, 2022
Reinsurance balances recoverable on paid and unpaid losses:
Allowance for estimated uncollectible reinsurance	$136	$—	$(5)	$—	$131
Insurance balances recoverable:
Allowance for estimated uncollectible insurance	5	—	—	—	5
Valuation allowance for deferred tax assets	129	52	—	—	181

December 31, 2021
Reinsurance balances recoverable on paid and unpaid losses:
Allowance for estimated uncollectible reinsurance	$137	$—	$1	$(2)	$136
Insurance balances recoverable:
Allowance for estimated uncollectible insurance	5	—	—	—	5
Valuation allowance for deferred tax assets	118	12	—	(1)	129
.
(1)Credited to the related asset account.

Enstar Group Limited | 2023 Form 10-K                 255

Item 8 | Schedules

SCHEDULE VI
ENSTAR GROUP LIMITED
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
As of and for the years ended December 31, 2023, 2022 and 2021
(Expressed in millions of U.S. Dollars)

	As of December 31,			Year ended December 31,
Affiliation with Registrant	Deferred Acquisition Costs	Reserves for Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred		Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Net Premiums Written
						Current Period	Prior Periods
Consolidated Subsidiaries
2023	$4	$12,359	$171	$43	$647	$30	$(131)	$(2,467)	$10	$96
2022	7	13,007	114	49	455	48	(756)	(1,680)	23	—
2021	16	13,258	188	242	312	172	(403)	(1,431)	57	59
Enstar Group Limited | 2023 Form 10-K                 256

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Enstar Group Limited | 2023 Form 10-K                 257

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All information required by Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K is incorporated by reference from the definitive proxy statement for our 2024 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2023 pursuant to Regulation 14A.
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

See Item 10 herein.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements and Financial Statement Schedules: see Item 8 in Part II of this report.
(b)Exhibits: see accompanying exhibit index that precedes the signature page of this report.
ITEM 16. FORM 10-K SUMMARY

Omitted at Company's option.
Enstar Group Limited | 2023 Form 10-K                 258

Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description

3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 2, 2011).

3.2	Sixth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 15, 2021).

3.3	Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock of Enstar Group Limited, dated as of June 13, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 17, 2016).

3.4	Certificate of Designations of Series D Perpetual Non-Cumulative Preferred Shares of Enstar Group Limited, dated as of June 27, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 27, 2018).

3.5	Certificate of Designations of Series E Perpetual Non-Cumulative Preferred Shares of Enstar Group Limited, dated as of November 21, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 21, 2018).

4.1	Senior Indenture, dated as of March 10, 2017, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 10, 2017).

4.2	First Supplemental Indenture, dated as of March 10, 2017, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on March 10, 2017).

4.3	Second Supplemental Indenture, dated as of March 26, 2019, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 26, 2019).

4.4	Third Supplemental Indenture, dated as of May 28, 2019, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 28, 2019).

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

4.9	Deposit Agreement, dated as of June 27, 2018, between Enstar Group Limited and American Stock Transfer (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on June 27, 2018).

4.10	Deposit Agreement, dated as of November 21, 2018, between Enstar Group Limited and American Stock Transfer (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on November 21, 2018).

4.11	Description of Securities (incorporated by reference to Exhibit 4.7 to the Company's Form 10-K filed on February 27, 2020).

Enstar Group Limited | 2023 Form 10-K                 259

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

10.4	Form of Waiver Agreement (incorporated herein by reference to Exhibit 4.7 to the Company's Form S-3 filed on October 10, 2017).

10.5+	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form S-3 (No. 333-151461) initially filed on June 5, 2008).

10.6+	Amended and Restated Employment Agreement, dated July 1, 2022, between Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 6, 2022).

10.7+	Amended and Restated Employment Agreement, dated as of January 21, 2020, by and between Enstar Group Limited and Paul J. O’Shea (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 27, 2020).

10.8+	Letter Agreement, dated July 6, 2022, between Enstar Group Limited and Paul O’Shea (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 6, 2022).

10.9+	Amended and Restated Employment Agreement, dated January 21, 2020, by and between Enstar Group Limited and Orla M. Gregory (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 27, 2020).

10.10+
Amendment No. 1 to Amended and Restated Employment Agreement, dated September 16, 2021, by and between Enstar Group Limited and Orla M. Gregory (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 21, 2021).

10.11+	Amendment No. 2 to the Amended and Restated Employment Agreement, dated July 1, 2022, between Enstar Group Limited and Orla Gregory (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on July 6, 2022).

10.12+	Amendment No. 3 to the Amended and Restated Employment Agreement, dated March 21, 2023, by and between Enstar Group Limited and Orla Gregory (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed on March 24, 2023).

10.13+	Employment Agreement, dated January 8, 2018, by and between Enstar Group Limited and Paul M.J. Brockman (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 8, 2019).

10.14+	Amendment No. 1 to the Employment Agreement, dated March 21, 2023, by and between Enstar (US), Inc. and Paul Brockman (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K/A filed on March 24, 2023).

10.15+	Employment Agreement, dated September 9, 2016, by and between Enstar Group Limited and Nazar Alobaidat (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K filed on February 27, 2020).

10.16+	Employment Agreement, dated March 21, 2023, by and between Enstar (US), Inc. and Matthew Kirk (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on March 24, 2023).

10.17+	Employment Agreement, dated July 1, 2019, by and between Enstar (US), Inc. and David Ni (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 4, 2023).

Enstar Group Limited | 2023 Form 10-K                 260

Exhibit Index

10.18+	Amendment No. 1 to Employment Agreement, dated February 4, 2022, by and between Enstar (US), Inc. and David Ni (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 4, 2023).

10.19+
Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of June 5, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 11, 2007).

10.20+
Amended and Restated Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed on March 2, 2015).

10.21+	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed on March 2, 2015).

10.22*+	Form of Non-Employee Director Restricted Stock Award Agreement.

10.23*+	Form of Non-Employee Director Restricted Share Unit Award Agreement.

10.24+
Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the proxy statement/prospectus that forms a part of the Company’s Form S-4 declared effective December 15, 2006).

10.25+	First Amendment to Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 6, 2007).

10.26+	Form of Stock Appreciation Right Award Agreement pursuant to the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 11, 2014).

10.27+	Enstar Group Limited Amended and Restated 2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2022).

10.28+	Form of Restricted Stock Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 5, 2016).

10.29+	Form of Performance Stock Unit Award Agreement (3-Year Cycle) (2020) under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on January 27, 2020).

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

10.33+	Joint Share Ownership Agreement, dated January 21, 2020, by and among Enstar Group Limited, Dominic F. Silvester and Zedra Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 27, 2020).

10.34+	Deed of Amendment and Restatement to the Joint Ownership Agreement, dated July 1, 2022, between Enstar Group Limited, Dominic F. Silvester and Zedra Trust Company (Guernsey) Limited, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 6, 2022).

10.35+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 8, 2016).

10.36+	Enstar Group Limited 2022-2024 Annual Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 9, 2021).

10.37s	Amended and Restated Revolving Credit Agreement, dated as of May 30, 2023, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Wells Fargo Bank, National Association and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2023).

Enstar Group Limited | 2023 Form 10-K                 261

Exhibit Index

10.38s	Amended and Restated Letter of Credit Facility Agreement, dated as of July 28, 2023, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2023).

10.39s	Termination and Release Agreement, dated as of February 21, 2021, by and among Enstar Group Limited and certain of its subsidiaries and Hillhouse Capital Management, Ltd. and certain of its affiliates (incorporated by reference to Exhibit 10.50 to the Company's Form 10-K filed on March 1, 2021).

10.40	Purchase Agreement dated as of July 15, 2021 by and among Enstar Group Limited, HHLR Fund, L.P., YHG Investment, L.P. and Hillhouse Fund III, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 15, 2021).

10.41	Purchase Agreement dated as of July 15, 2021 by and among Cavello Bay Reinsurance Limited and HH ENZ Holdings, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 15, 2021).

10.42	Purchase Agreement, dated as of May 10, 2022, by and between Trident Public Equity LP and Enstar Group Limited (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 11, 2022).

10.43	Purchase Agreement, dated March 23, 2023, between Enstar Group Limited and Canada Pension Plan Investment Board (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 28, 2023).

10.44s	Purchase Agreement, dated as of November 7, 2023, by and among Enstar Group Limited, Canada Pension Plan Investment Board, and CPPIB Epsilon Ontario Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2023).

10.45s	Purchase Agreement, dated as of November 7, 2023, by and between Enstar Group Limited and Trident Public Equity L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 13, 2023).

10.46	Shareholder Rights Agreement, dated as of November 8, 2023, by and among Enstar Group Limited, Elk Evergreen Investments, LLC and Elk Cypress Investments, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 13, 2023).

10.47	Registration Rights Agreement, dated as of November 8, 2023, by and among Enstar Group Limited, Elk Evergreen Investments, LLC and Elk Cypress Investments, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 13, 2023).

10.48s	Purchase Agreement, dated as of December 20, 2023, by and among Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., Dowling Capital Partners I, L.P., and Capital City Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 22, 2023).

21.1*	List of Subsidiaries.

22.1*	List of Subsidiary Issuers of Guaranteed Securities.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of KPMG Audit Limited.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Enstar Group Limited Policy for the Recovery of Erroneously Awarded Compensation.

Enstar Group Limited | 2023 Form 10-K                 262

Exhibit Index

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8 of this Annual Report on Form 10-K.

104*	The cover page from the Company’s Annual Report on Form 10-K, formatted as Inline XBRL (included in Exhibit 101).
____________________________________________________________________________________________
*     filed herewith
** furnished herewith
+     denotes management contract or compensatory arrangement
s    certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request
Enstar Group Limited | 2023 Form 10-K                 263

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2024.

ENSTAR GROUP LIMITED

By:	/S/ DOMINIC F. SILVESTER
Dominic F. Silvester Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2024.

Signature	Title

/s/ ROBERT J. CAMPBELL Robert J. Campbell	Chairman and Director

/s/ DOMINIC F. SILVESTER Dominic F. Silvester	Chief Executive Officer and Director

/s/ MATTHEW KIRK Matthew Kirk	Chief Financial Officer (signing in his capacity as Principal Financial Officer)

/s/ GIRISH RAMANATHAN Girish Ramanathan	Chief Accounting Officer (signing in his capacity as Principal Accounting Officer)

/s/ ORLA GREGORY Orla Gregory	President and Director

/s/ B. FREDERICK BECKER B. Frederick Becker	Director

/s/ SHARON A. BEESLEY Sharon A. Beesley	Director

/s/ JAMES D. CAREY James D. Carey	Director

/s/ SUSAN L. CROSS Susan L. Cross	Director

/s/ HANS-PETER GERHARDT Hans-Peter Gerhardt	Director

/s/ MYRON HENDRY Myron Hendry	Director

/s/ Paul O’Shea Paul O’Shea	Director

/s/ HITESH PATEL Hitesh Patel	Director

/s/ POUL A. WINSLOW Poul A. Winslow	Director
Enstar Group Limited | 2023 Form 10-K                 264