Form 10-Q
period 2024-03-31
Enstar Group LTD
filed 2024-05-02
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As at May 1, 2024, the registrant had outstanding 15,229,358 voting ordinary shares, par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2024

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

AFS	Available-for-sale
Allianz	Allianz SE
AmTrust	AmTrust Financial Services, Inc.
Annualized	Calculation of the quarterly result or year-to-date result multiplied by four and then divided by the number of quarters elapsed within the applicable year-to-date period.
AOCI	Accumulated other comprehensive income
APIC	Additional Paid-in Capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Arden	Arden Reinsurance Company Ltd.
Atrium	Atrium Underwriting Group Limited
bps	Basis point(s)
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
BVPS	Book value per ordinary share - GAAP financial measure calculated by dividing Enstar ordinary shareholders’ equity by the number of ordinary shares outstanding.
Cavello	Cavello Bay Reinsurance Limited, a wholly-owned subsidiary
Citco	Citco III Limited
CLO	Collateralized loan obligation
Core Specialty	Core Specialty Insurance Holdings, Inc.
DCo	DCo LLC
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

GLOSSARY OF KEY TERMS

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

Investable assets	The sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held
JSOP	Joint Share Ownership Plan
LAE	Loss adjustment expenses
Lloyd's	This term may refer to either the society of individual and corporate underwriting members that pool and spread risks as members of one or more syndicates, or the Corporation of Lloyd’s, which regulates and provides support services to the Lloyd’s market
LOC	Letters of credit
LPT	Loss Portfolio Transfer - Retroactive reinsurance transaction in which loss obligations that are already incurred are ceded to a reinsurer, subject to any stipulated limits
Monument Midco	Monument Midco Limited, a wholly owned subsidiary of Monument Re
Monument Re	Monument Insurance Group Limited
Morse TEC	Morse TEC LLC
NAV	Net asset value
NCI	Noncontrolling interests
New business	Material transactions, which generally take the form of reinsurance or direct business transfers, or business acquisitions.
Northshore	Northshore Holdings Limited
OLR	Outstanding loss reserves - Provisions for claims that have been reported and accrued but are unpaid at the balance sheet date.
Parent Company	Enstar Group Limited, excluding its consolidated subsidiaries
pp	Percentage point(s)
PPD	Prior period development - Changes to loss estimates recognized in the current calendar year that relate to loss reserves established in previous calendar years.
Private equity funds	Investments in limited partnerships and limited liability companies
QBE	QBE Insurance Group Limited
RACQ	RACQ Insurance Limited
Reinsurance to close (RITC)	A business transaction to transfer estimated future liabilities attached to a given year of account of a Lloyd's syndicate into a later year of account of either the same or different Lloyd's syndicate in return for a premium.

GLOSSARY OF KEY TERMS

Reserves for losses and LAE	Management's best estimate of the ultimate cost of settling losses as of the balance sheet date. This includes OLR and IBNR.
Retroactive reinsurance	Contracts that provide indemnification for losses and LAE with respect to past loss events.
RLE	Run-off liability earnings – GAAP-based financial measure calculated by dividing prior period development by average net loss reserves.
RNCI	Redeemable noncontrolling interests
ROE	Return on equity - GAAP-based financial measure calculated by dividing net income (loss) attributable to Enstar ordinary shareholders by opening Enstar ordinary shareholders’ equity
Run-off	A line of business that has been classified as discontinued by the insurer that initially underwrote the given risk
Run-off portfolio	A group of insurance policies classified as run-off.
SEC	U.S. Securities and Exchange Commission
SGL No. 1	SGL No. 1 Limited
StarStone International	StarStone's non-U.S. operations
StarStone U.S.	StarStone U.S. Holdings, Inc. and its subsidiaries
Stone Point	Stone Point Capital LLC
TIR	Total investment return - GAAP financial measure calculated by dividing total investment return, including other comprehensive income, for the applicable period by average total investable assets
Trident V Funds	Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P.
U.S. GAAP	Accounting principles generally accepted in the United States of America
ULAE	Unallocated loss adjustment expenses - Loss adjustment expenses relating to run-off costs for the estimated payout of the run-off, such as internal claim management or associated operational support costs.
Unearned premium	The unexpired portion of policy premiums that will be earned over the remaining term of the insurance contract.
VIE	Variable interest entities

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
These forward looking statements should, therefore, be considered in light of various important factors, including those set forth in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023, which could cause actual results to differ materially from those suggested by the forward-looking statements. These risk factors include:
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
The factors listed above should not be construed as exhaustive and should be read in conjunction with the Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2023. We undertake no obligation to publicly update or review any forward-looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Enstar Group Limited | First Quarter 2024 | Form 10-Q                 8

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2024 and December 31, 2023

	March 31, 2024	December 31, 2023
	(expressed in millions of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$6	$2
Short-term investments, available-for-sale, at fair value (amortized cost: 2024 — $41; 2023 — $62)	41	62
Fixed maturities, trading, at fair value	1,862	1,949
Fixed maturities, available-for-sale, at fair value (amortized cost: 2024 — $5,462; 2023 — $5,642; net of allowance: 2024 — $17; 2023 — $16)	5,046	5,261
Funds held	4,880	5,251
Equities, at fair value (cost: 2024 — $602; 2023 — $615)	738	701
Other investments, at fair value (includes consolidated variable interest entity: 2024 - $97; 2023 - $59)	4,018	3,853
Equity method investments	326	334
Total investments (Note 3 and Note 9)	16,917	17,413
Cash and cash equivalents (includes consolidated variable interest entity: 2024 — $0; 2023 — $8)	450	564
Restricted cash and cash equivalents	310	266
Accrued interest receivable	73	71
Reinsurance balances recoverable on paid and unpaid losses (net of allowance: 2024 — $121; 2023 — $131)	692	740
Reinsurance balances recoverable on paid and unpaid losses, at fair value (Note 9)	207	217
Insurance balances recoverable (net of allowance: 2024 and 2023 — $5) (Note 8)	170	172
Net deferred charge assets (Note 5)	701	731
Other assets	745	739
TOTAL ASSETS	$20,265	$20,913

LIABILITIES
Losses and loss adjustment expenses (Note 6)	$10,452	$11,196
Losses and loss adjustment expenses, at fair value (Note 6 and Note 9)	1,098	1,163
Defendant asbestos and environmental liabilities (Note 8)	556	567
Insurance and reinsurance balances payable	107	43
Debt obligations	1,832	1,831
Other liabilities (includes consolidated variable interest entity: 2024 — $0; 2023 — $1)	474	465
TOTAL LIABILITIES	14,519	15,265

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS’ EQUITY (Note 12)
Voting ordinary shares (par value $1 each, issued and outstanding 2024: 15,224,431; 2023: 15,196,685)	15	15
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2024 and 2023: 388,571)	—	—
Series D Preferred Shares (issued and outstanding 2024 and 2023: 16,000; liquidation preference $400)	400	400
Series E Preferred Shares (issued and outstanding 2024 and 2023: 4,400; liquidation preference $110)	110	110
Treasury shares, at cost:
Series C Preferred shares (2024 and 2023: 388,571)	(422)	(422)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2024 and 2023: 565,630)	(1)	(1)
Additional paid-in capital	585	579
Accumulated other comprehensive loss	(364)	(336)
Retained earnings	5,309	5,190
Total Enstar Shareholders’ Equity	5,632	5,535
Noncontrolling interests (Note 11)	114	113
TOTAL SHAREHOLDERS’ EQUITY	5,746	5,648
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,265	$20,913
See accompanying notes to the unaudited condensed consolidated financial statements.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                 9

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
	(expressed in millions of U.S. dollars, except share and per share data)
REVENUES
Net premiums earned	$11	$8
Net investment income	160	156
Net realized losses	(6)	(18)
Fair value changes in trading securities, funds held and other investments	85	206
Other income	—	280
Total revenues	250	632

EXPENSES
Net incurred losses and loss adjustment expenses
Current period	5	10
Prior periods	(24)	(10)
Total net incurred losses and loss adjustment expenses	(19)	—
Amortization of net deferred charge assets	30	17
Acquisition costs	1	2
General and administrative expenses	87	89
Interest expense	22	23
Net foreign exchange gains	(9)	(6)
Total expenses	112	125

INCOME BEFORE INCOME TAXES	138	507
Income tax (expense) benefit	(5)	1
(Loss) income from equity method investments	(5)	11
NET INCOME	128	519
Net income attributable to noncontrolling interests	—	(86)
NET INCOME ATTRIBUTABLE TO ENSTAR	128	433
Dividends on preferred shares	(9)	(9)
NET INCOME ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$119	$424

Earnings per ordinary share attributable to Enstar Ordinary Shareholders:
Basic	$8.13	$24.97
Diluted	$8.02	$24.79
Weighted average ordinary shares outstanding:
Basic	14,641,158	16,980,240
Diluted	14,833,840	17,100,954

See accompanying notes to the unaudited condensed consolidated financial statements.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                 10

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
	(expressed in millions of U.S. dollars)
NET INCOME	$128	$519

Other comprehensive income (loss), net of income taxes:
Unrealized (losses) gains on fixed maturities, available-for-sale arising during the period	(33)	57
Reclassification adjustment for change in allowance for credit losses recognized in net income	1	(9)
Reclassification adjustment for net realized losses included in net income	5	27
Unrealized (losses) gains arising during the period, net of reclassification adjustments	(27)	75
Reclassification adjustment for remeasurement of future policyholder benefits included in net income	—	(363)
Change in currency translation adjustment	(1)	5
Total other comprehensive loss	(28)	(283)

Comprehensive income	100	236
Comprehensive loss attributable to noncontrolling interests	—	3
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR	$100	$239

See accompanying notes to the unaudited condensed consolidated financial statements.

Enstar Group Limited | First Quarter 2024 | Form 10-Q                 11

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2024 and 2023

	Share Capital
		Non-voting Convertible Ordinary Shares		Preferred Shares			Treasury Shares
	Voting Ordinary Shares	Series C	Series E	Series C Convertible Participating Non-Voting	Series D	Series E	Series C Preferred Shares	JSOP	APIC	AOCI	Retained Earnings	Total Enstar Shareholders' Equity	NCI	Total Shareholders' Equity
	(in millions of U.S. dollars)
Three Months Ended March 31, 2024
Balance as at December 31, 2023	$15	$—	$—	$—	$400	$110	$(422)	$(1)	$579	$(336)	$5,190	$5,535	$113	$5,648
Net income attributable to Enstar or noncontrolling interests	—	—	—	—	—	—	—	—	—	—	128	128	—	128
Dividends on preferred shares	—	—	—	—	—	—	—	—	—	—	(9)	(9)	—	(9)
Amortization of share-based compensation	—	—	—	—	—	—	—	—	8	—	—	8	—	8
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(28)	—	(28)	—	(28)
Other	—	—	—	—	—	—	—	—	(2)	—	—	(2)	1	(1)
Balance as at March 31, 2024	$15	$—	$—	$—	$400	$110	$(422)	$(1)	$585	$(364)	$5,309	$5,632	$114	$5,746

Three Months Ended March 31, 2023
Balance as at December 31, 2022	$16	$1	$—	$—	$400	$110	$(422)	$(1)	$766	$(302)	$4,406	$4,974	$186	$5,160
Net income attributable to Enstar or noncontrolling interests	—	—	—	—	—	—	—	—	—	—	433	433	85	518
Dividends on preferred shares	—	—	—	—	—	—	—	—	—	—	(9)	(9)	—	(9)
Ordinary shares repurchased	—	(1)	—	—	—	—	—	—	(339)	—	—	(340)	—	(340)
Amortization of share-based compensation	—	—	—	—	—	—	—	—	6	—	—	6	—	6
Acquisition of noncontrolling shareholders' interest in subsidiary	—	—	—	—	—	—	—	—	9	—	—	9	(174)	(165)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(194)	—	(194)	(90)	(284)
Other	—	—	—	—	—	—	—	—	(2)	—	—	(2)	—	(2)
Balance as at March 31, 2023	$16	$—	$—	$—	$400	$110	$(422)	$(1)	$440	$(496)	$4,830	$4,877	$7	$4,884

See accompanying notes to the unaudited condensed consolidated financial statements.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                                 12

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
	(expressed in millions of U.S. dollars)
OPERATING ACTIVITIES:
Net income	$128	$519
Adjustments to reconcile net income to cash flows provided by operating activities:
Realized losses on investments	6	18
Fair value changes in trading securities, funds held and other investments	(85)	(206)
Amortization of net deferred charge assets	30	17
Depreciation, accretion and other amortization	(5)	2
Net gain on Enhanzed Re novation	—	(275)
Loss (income) from equity method investments	5	(11)
Other adjustments	(3)	(26)
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	57	(64)
Losses and loss adjustment expenses	(803)	(564)
Defendant asbestos and environmental liabilities	(11)	(11)
Insurance and reinsurance balances payable	64	9
Other operating assets and liabilities	16	(45)
Funds held	367	290
Cash from/to operating activities:
Cash consideration for the Enhanzed Re novation	—	94
Sales and maturities of trading securities	177	348
Purchases of trading securities	(111)	(25)
Net cash flows (used in) provided by operating activities	(168)	70
INVESTING ACTIVITIES:
Sales and maturities of available-for-sale securities	529	736
Purchase of available-for-sale securities	(345)	(589)
Purchase of other investments	(244)	(123)
Proceeds from other investments	161	69
Other investing activities	1	1
Net cash flows provided by investing activities	102	94
FINANCING ACTIVITIES:
Dividends on preferred shares	(9)	(9)
Repurchase of shares	—	(340)
Other	1	—
Net cash flows used in financing activities	(8)	(349)
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	4	(2)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(70)	(187)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	830	1,330
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$760	$1,143
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      13

Supplemental Cash Flow Information:
Income taxes (received) paid, net of refunds	$(14)	$1
Interest paid	$32	$32

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$450	$828
Restricted cash and cash equivalents	310	315
Cash, cash equivalents and restricted cash	$760	$1,143

Non-cash operating activities:
Novation of future policy holder benefits	—	828
Funds held directly managed transferred in exchange on novation of future policy holder benefits	—	(949)
Other assets / liabilities transferred on novation of future policy holder benefits	—	(62)
Losses and loss adjustment expenses transferred in connection with settlement of participation in Atrium's Syndicate 609	—	173
Investments transferred in connection with settlement of participation in Atrium's Syndicate 609	—	(173)

Non-cash investing activities:
Unsettled purchases of available-for-sale securities and other investments	$5	$14
Unsettled sales of available-for-sale securities and other investments	(10)	(8)
See accompanying notes to the unaudited condensed consolidated financial statements.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      14

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
The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
ASU 2023-09 - Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, which includes the following amendments to Topic 740 Income Taxes:
•Disclose, on an annual basis, specific categories in the rate reconciliation;
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      15

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

2. SEGMENT INFORMATION

Our segment structure is aligned with how our CODM, our Chief Executive Officer, views our business, assesses performance and allocates resources to our business components. Effective January 1, 2024, our business is organized into two reportable segments: (i) Run-off and (ii) Investments. In addition, our Corporate and other activities, which do not qualify as an operating segment, include income and expense items that are not directly attributable to our reportable segments and activities from the former Assumed Life and Legacy Underwriting reportable segments.
Effective January 1, 2024, each of our Assumed Life and Legacy Underwriting reportable segments were determined to no longer meet the definition of reportable segments as they no longer engage in any active business activities following the series of commutation and novation transactions in Enhanzed Re and the settlement of the arrangements between SGL No. 1, Arden, and Atrium. Given the cessation of business activities and that all remaining activities are not expected to be material, all residual income or expense of the former Assumed Life and Legacy Underwriting reportable segments will be prospectively included within our Corporate and other activities.
The Assumed Life segment previously included Enhanzed Re’s life and property aggregate excess of loss (catastrophe) business. In August 2022, Enhanzed Re entered into a Master Agreement with Cavello Bay Reinsurance Limited (“Cavello”), a wholly-owned subsidiary of Enstar, and Allianz, pursuant to which a series of commutation and novation agreements were completed which ceased any continuing reinsurance obligations for this segment. We recognized the impact of transactions that closed in the fourth quarter of 2022 in the first quarter of 2023 due to the quarter lag in reporting.
The Legacy Underwriting segment previously included participation in direct underwriting activities, including a 25% participation within 2020 and prior underwriting years of Atrium's Syndicate 609 at Lloyd's, offset by the contractual transfer of the results of that business to the Atrium entities that were divested in an exchange transaction. All remaining contractual arrangements were settled in the second quarter of 2023. Other than the settlement of these amounts, no other transactions were recorded in the Legacy Underwriting segment in 2023.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      16

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 2. Segment Information

Our assets are reviewed on a consolidated basis by management for decision making purposes since they support business operations across both of our reportable segments as well as our Corporate and other activities. We do not allocate assets to our reportable segments with the exception of (re)insurance balances recoverable on paid and unpaid losses and goodwill (all goodwill is attributable to the Run-off segment) that are directly attributable to our reportable segments.
The following table sets forth select unaudited condensed consolidated statements of operations results by segment and our Corporate and other activities:

	Three Months Ended
	March 31,
	2024	2023
	(in millions of U.S. dollars)
Revenues
Run-off	$14	$13
Investments	239	344
Assumed Life (1)	—	275
Subtotal	253	632
Corporate and other (1)	(3)	—
Total revenues	$250	$632

(Loss) income from equity method investments
Investments	$(5)	$11

Segment net income (loss)
Run-off	$(11)	$(5)
Investments	224	344
Assumed Life (1)	—	275
Total segment net income	213	614
Corporate and other (1):
Other expense (2)	(3)	—
Net incurred losses and loss adjustment expenses (“LAE”) (3)	1	(23)
Amortization of net deferred charge assets	(30)	(17)
General and administrative expenses	(35)	(39)
Interest expense	(22)	(23)
Net foreign exchange gains	9	6
Income tax (expense) benefit	(5)	1
Net income attributable to noncontrolling interests	—	(86)
Dividends on preferred shares	(9)	(9)
Total - Corporate and other loss	(94)	(190)
Net income attributable to Enstar Ordinary Shareholders	$119	$424
(1) Effective January 1, 2024, Assumed Life and Legacy Underwriting were determined to no longer meet the definition of reportable segments and their residual income and loss activities were prospectively included in Corporate and other activities. Activities prior to January 1, 2024 are recorded in their respective segments. In addition, Legacy Underwriting had no revenue or income activity for the three months ended March 31, 2024 and 2023 and therefore is excluded from the table above.
(2) Other expense for Corporate and other activities includes the amortization of fair value adjustments associated with the acquisition of DCo and Morse TEC.
(3) Net incurred losses and LAE for Corporate and other activities includes fair value adjustments associated with the acquisition of companies and the changes in the discount rate and risk margin components of the fair value of assets and liabilities related to our assumed retroactive reinsurance contracts for which we have elected the fair value option.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      17

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

3. INVESTMENTS

Short-term and Fixed Maturity Investments
Asset Types
The fair values of the following underlying asset categories are set out below:

	March 31, 2024
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Total
	(in millions of U.S. dollars)
U.S. government and agency	$—	$20	$64	$207	$291
U.K. government	—	—	18	42	60
Other government	2	2	115	245	364
Corporate	4	19	1,322	2,582	3,927
Municipal	—	—	46	86	132
Residential mortgage-backed	—	—	55	410	465
Commercial mortgage-backed	—	—	134	722	856
Asset-backed	—	—	108	752	860
Total fixed maturity and short-term investments	$6	$41	$1,862	$5,046	$6,955

	December 31, 2023
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Total
	(in millions of U.S. dollars)
U.S. government and agency	$—	$38	$76	$212	$326
U.K. government	—	—	21	51	72
Other government	—	2	144	245	391
Corporate	2	22	1,349	2,758	4,131
Municipal	—	—	49	93	142
Residential mortgage-backed	—	—	55	432	487
Commercial mortgage-backed	—	—	138	703	841
Asset-backed	—	—	117	767	884
Total fixed maturity and short-term investments	$2	$62	$1,949	$5,261	$7,274
Included within residential mortgage-backed securities as of March 31, 2024 were securities issued by U.S. governmental agencies with a fair value of $278 million (December 31, 2023: $306 million).
Included within commercial mortgage-backed securities as of March 31, 2024 were securities issued by U.S. governmental agencies with a fair value of $66 million (December 31, 2023: $73 million).
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      18

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

Contractual Maturities
The contractual maturities of our short-term and fixed maturity investments, classified as trading and AFS are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of March 31, 2024	Amortized Cost	Fair Value	% of Total Fair Value
	(in millions of U.S. dollars)
One year or less	$350	$345	5.0%
More than one year through five years	2,202	2,085	29.9%
More than five years through ten years	1,479	1,336	19.2%
More than ten years	1,313	1,008	14.5%
Residential mortgage-backed	507	465	6.7%
Commercial mortgage-backed	916	856	12.3%
Asset-backed	855	860	12.4%
	$7,622	$6,955	100.0%
Unrealized Gains and Losses on AFS Short-term and Fixed Maturity Investments
The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturity investments classified as AFS were as follows:

		Gross Unrealized Gains	Gross Unrealized Losses
As of March 31, 2024	Amortized Cost		Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$246	$—	$(19)	$—	$227
U.K. government	43	1	(2)	—	42
Other government	257	1	(11)	—	247
Corporate	2,891	10	(284)	(16)	2,601
Municipal	101	—	(15)	—	86
Residential mortgage-backed	449	2	(41)	—	410
Commercial mortgage-backed	773	2	(52)	(1)	722
Asset-backed	743	13	(4)	—	752
	$5,503	$29	$(428)	$(17)	$5,087

		Gross Unrealized Gains	Gross Unrealized Losses
As of December 31, 2023	Amortized Cost		Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$268	$1	$(19)	$—	$250
U.K. government	49	3	(1)	—	51
Other government	250	5	(8)	—	247
Corporate	3,040	23	(268)	(15)	2,780
Municipal	107	1	(15)	—	93
Residential mortgage-backed	466	3	(37)	—	432
Commercial mortgage-backed	760	1	(57)	(1)	703
Asset-backed	764	10	(7)	—	767
	$5,704	$47	$(412)	$(16)	$5,323
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      19

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

	12 Months or Greater		Less Than 12 Months		Total
As of March 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$122	$(18)	$74	$(1)	$196	$(19)
U.K. government	9	(2)	5	—	14	(2)
Other government	61	(8)	137	(3)	198	(11)
Corporate	1,776	(278)	362	(6)	2,138	(284)
Municipal	76	(15)	3	—	79	(15)
Residential mortgage-backed	254	(40)	56	(1)	310	(41)
Commercial mortgage-backed	436	(46)	181	(6)	617	(52)
Asset-backed	92	(3)	172	(1)	264	(4)
Total short-term and fixed maturity investments	$2,826	$(410)	$990	$(18)	$3,816	$(428)

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$135	$(18)	$43	$(1)	$178	$(19)
U.K. government	9	(1)	4	—	13	(1)
Other government	70	(8)	10	—	80	(8)
Corporate	1,854	(265)	243	(3)	2,097	(268)
Municipal	78	(15)	2	—	80	(15)
Residential mortgage-backed	267	(36)	41	(1)	308	(37)
Commercial mortgage-backed	410	(48)	225	(9)	635	(57)
Asset-backed	239	(6)	100	(1)	339	(7)
Total short-term and fixed maturity investments	$3,062	$(397)	$668	$(15)	$3,730	$(412)
As of March 31, 2024 and December 31, 2023, the number of securities classified as AFS in an unrealized loss position for which an allowance for credit loss is not recorded was 2,363 and 2,156, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 1,549 and 1,736, respectively.
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
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      20

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

Allowance for Credit Losses on AFS Fixed Maturity Investments
The following table provides a reconciliation of the beginning and ending allowance for credit losses on our AFS debt securities:

	Three Months Ended March 31,
	2024			2023
	Corporate	Commercial mortgage backed	Total	Other government	Corporate	Total
	(in millions of U.S. dollars)
Allowance for credit losses, beginning of period	$(15)	$(1)	$(16)	$(1)	$(32)	$(33)
Allowances for credit losses on securities for which credit losses were not previously recorded	—	—	—	—	(1)	(1)
Reductions for securities sold during the period	—	—	—	—	3	3
(Increase) decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	(1)	—	(1)	1	9	10
Allowance for credit losses, end of period	$(16)	$(1)	$(17)	$—	$(21)	$(21)
During the three months ended March 31, 2024 and 2023, we did not have any write-offs charged against the allowance for credit losses or any recoveries of amounts previously written off.
Equity Investments
The following table summarizes our equity investments:

	March 31, 2024	December 31, 2023
	(in millions of U.S. dollars)
Equity Investments
Publicly traded equity investments in common and preferred stocks	$310	$275
Exchange-traded funds	84	82
Privately held equity investments in common and preferred stocks	344	344
	$738	$701
Other Investments
The following table summarizes our other investments carried at fair value:

	March 31, 2024	December 31, 2023
	(in millions of U.S. dollars)
Other Investments
Private equity funds	$1,706	$1,617
Private credit funds	642	625
Hedge funds	559	491
Fixed income funds	550	605
Real estate funds	336	269
CLO equity funds	161	182
CLO equities	60	60
Equity funds	4	4
	$4,018	$3,853
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      21

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

Other investments, including equities measured at fair value using NAV as a practical expedient
We use NAV as a practical expedient to fair value certain of our other investments, including equities.
The table below details the estimated period by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process as of March 31, 2024 for our investments measured at fair value using NAV as a practical expedient:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Total	Redemption Frequency (1)
	(in millions of U.S. dollars)
Equities
Privately held equity investments	$—	$—	$—	$—	$47	$47	not eligible/ restricted

Other investments
Private equity funds	$64	$—	$—	$—	$1,642	$1,706	quarterly for unrestricted amount
Hedge funds	559	—	—	—	—	559	monthly to bi-annually
Fixed income funds	498	—	—	—	46	544	monthly to quarterly
Private credit funds	—	—	—	—	459	459	not eligible/ restricted
Real estate funds	—	—	—	—	336	336	not eligible/ restricted
CLO equity funds	159	—	—	—	2	161	quarterly to bi-annually
	$1,280	$—	$—	$—	$2,532	$3,812
(1) Redemption frequency relates to unrestricted amounts.
Equity Method Investments
The table below shows our equity method investments:

	March 31, 2024		December 31, 2023
	Ownership %	Carrying Value	Ownership %	Carrying Value
	(in millions of U.S. dollars)
Monument Re (1)	24.6%	63	20.0%	95
Core Specialty	19.9%	251	19.9%	225
Other	27.0%	12	27.0%	14
		$326		$334
(1) As of March 31, 2024, we own 24.6% of the common shares in Monument Re. We converted all of our preferred shares in Monument Midco to common shares in Monument Re on January 2, 2024. As of December 31, 2023, we owned 20.0% of the common shares in Monument Re as well as preferred shares in Monument Midco which had fixed dividend yields (where declared). Losses for the three months ended March 31, 2024 include an other-than-temporary impairment charge.
Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to us. The funds held balance is credited with investment income and losses paid are deducted.
We present funds held as a single category within the consolidated balance sheets. The following table summarizes the components of funds held:

	March 31, 2024	December 31, 2023
	(in millions of U.S. dollars)
Funds held - directly managed	$2,336	$2,502
Funds held by reinsured companies	2,544	2,749
Total funds held	$4,880	$5,251
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      22

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

Funds Held - Directly Managed
The following table summarizes the components of the investments collateralizing the funds held - directly managed:

	March 31, 2024	December 31, 2023
	(in millions of U.S. dollars)
Funds held - directly managed, at cost	$2,450	$2,608
Fair value changes in:
Accumulated change in fair value - embedded derivative accounting	(114)	(106)
Funds held - directly managed, at fair value	$2,336	$2,502
The majority of our funds held - directly managed is comprised of short-term and fixed maturities. The $166 million decrease in funds held - directly managed from December 31, 2023 to March 31, 2024 was primarily driven by net paid losses.
Funds Held by Reinsured Companies
The following table summarizes the components of our funds held by reinsured companies:

	March 31, 2024	December 31, 2023
	(in millions of U.S. dollars)
Funds held by reinsurance companies, at amortized cost	$2,522	$2,709
Fair value of embedded derivative (1)	22	40
Funds held by reinsured companies	$2,544	$2,749
(1) Pursuant to the terms of the Aspen Insurance Holdings transaction entered in 2022, in addition to earning a fixed crediting rate (“base crediting rate”) on the funds withheld through September 30, 2025, we receive a variable return (together, the “full crediting rate”). The embedded derivative represents the fair value of the amount by which all future interest payments on the funds withheld balance made at the full crediting rate are expected to exceed all future interest payments made on the funds withheld balance at the base crediting rate.
The $205 million decrease in funds held by reinsured companies from December 31, 2023 to March 31, 2024 was primarily driven by net paid losses specific to the Aspen LPT.
Net Investment Income
Major categories of net investment income are summarized as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in millions of U.S. dollars)
Fixed maturity investments	$84	$79
Short-term investments and cash and cash equivalents	8	7
Funds held	58	50
Investment income from fixed maturities and cash and cash equivalents	150	136
Equity investments	8	14
Other investments	12	10
Investment income from equities and other investments	20	24
Gross investment income	170	160
Investment expenses	(10)	(4)
Net investment income	$160	$156
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      23

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

Net Realized Gains (Losses) and Fair Value Changes
Investment purchases and sales are recorded on a trade-date basis. Realized gains and losses on the sale of investments are based upon specific identification of the cost of investments. Components of net realized gains (losses) and fair value changes are recorded within our unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in millions of U.S. dollars)
Net realized losses on sales:
Gross realized gains on fixed maturity securities, AFS	$5	$5
Gross realized losses on fixed maturity securities, AFS	(10)	(32)
(Increase) decrease in allowance for expected credit losses on fixed maturity securities, AFS	(1)	9
Total net realized losses on sales	$(6)	$(18)
Fair value changes in trading securities, funds held and other investments:
Fixed maturity securities, trading	$(14)	$40
Funds held - directly managed	(5)	19
Equity securities	37	53
Other investments	67	85
Investment derivatives	—	9
Total fair value changes in trading securities, funds held and other investments	$85	$206
Net realized gains and fair value changes in trading securities, funds held and other investments	$79	$188
The gross realized gains and losses on AFS investments for the three months ended March 31, 2024 and 2023 included in the table above resulted from sales of AFS investments of $436 million and $656 million, respectively.
For the three months ended March 31, 2024 and 2023, fair value changes in trading securities, funds held and other investments recorded within the statement of operations relating to equity securities still held on the balance sheet date were $37 million and $43 million, respectively.
Restricted Assets
The carrying value of our restricted assets, including restricted cash of $310 million and $266 million, as of March 31, 2024 and December 31, 2023, respectively, was as follows:

	March 31, 2024	December 31, 2023
	(in millions of U.S. dollars)
Collateral in trust for third party agreements	$4,901	$5,301
Assets on deposit with regulatory authorities	80	80
Collateral for secured letter of credit facilities	74	78
Funds at Lloyd's (1)	272	389
	$5,327	$5,848
(1) We managed and provided capacity for one Lloyd's syndicate as of both March 31, 2024 and December 31, 2023. Lloyd's determines the required capital principally through the use of an internal model that calculates a solvency capital requirement for each syndicate. This capital is referred to as FAL and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources.

Enstar Group Limited | First Quarter 2024 | Form 10-Q                      24

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
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in fair value changes in trading securities, funds held and other investments included in our consolidated statements of operations.
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
Such embedded derivatives are carried on the consolidated balance sheet at estimated fair value with the host contract and changes in their estimated fair value are generally reported within fair value changes in trading securities, funds held and other investments.
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
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      25

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
In February 2023, we entered into a two-month forward interest rate swap, receiving a fixed rate and paying a floating rate with a notional value of $800 million to partially mitigate the risk that interest rates could decrease prior to our receipt of the cash consideration for the QBE LPT transaction. Following the expiration of the forward period in April 2023, we took delivery of a three-year receive fixed, pay floating interest rate swap. The notional value of the swap was subsequently partially unwound as the consideration received was invested. The swap was fully unwound in July 2023. As of March 31, 2024 and December 31, 2023, we had no interest rate swaps.
The following table presents the gross notional amounts and estimated fair values of our derivatives recorded within other assets and other liabilities on the consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Gross Notional Amount	Fair Value		Gross Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$305	$2	$—	$424	$1	$6

Derivatives not designated as hedging instruments
Foreign currency forward contracts	368	2	—	313	3	3
Others	4	—	—	14	—	—
Total	$677	$4	$—	$751	$4	$9
The following table presents the net gains and losses relating to our derivative instruments for the three months ended March 31, 2024 and 2023:

		Amount of Net Gains (Losses)
	Location of gain (loss) recognized on derivatives	Three Months Ended
		March 31, 2024	March 31, 2023
		(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Accumulated other comprehensive income (loss)	$7	$(5)

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Net foreign exchange gains	2	1
Interest rate swap	Fair value changes in trading securities, funds held and other investments	—	12
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      26

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
The following table presents a summary of the DCA balances and related activity for the three months ended March 31, 2024 and 2023 (there were no DGL balances in either period):

	Three Months Ended March 31,
	2024	2023
	(in millions of U.S. dollars)
Beginning carrying value	$731	$658
Amortization	(30)	(17)
Ending carrying value	$701	$641
For each of the three months ended March 31, 2024 and 2023, we completed our assessment for impairment of deferred charge assets and concluded that there had been no impairment of our carried deferred charge asset balances.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      27

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
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      28

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 6. Losses and Loss Adjustment Expenses

The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE:

	Three Months Ended
	March 31,
	2024	2023
	(in millions of U.S. dollars)
Balance as of beginning of period	$12,359	$13,007
Reinsurance reserves recoverable on unpaid losses	(774)	(996)
Net balance as of beginning of period	11,585	12,011
Net incurred losses and LAE:
Current period:
Increase in estimates of net ultimate losses	5	10
Total current period	5	10
Prior periods:
Reduction in estimates of net ultimate losses	(6)	(15)
Reduction in provisions for ULAE	(17)	(18)
Amortization of fair value adjustments	3	3
Changes in fair value - fair value option (1)	(4)	20
Total prior periods	(24)	(10)
Total net incurred losses and LAE	(19)	—
Net paid losses:
Current period	—	(1)
Prior periods	(670)	(676)
Total net paid losses	(670)	(677)
Other changes:
Effect of exchange rate movement	(69)	31
Ceded business (2)	—	(139)
Total other changes	(69)	(108)
Net balance as of March 31	10,827	11,226
Reinsurance reserves recoverable on unpaid losses	723	960
Balance as of March 31	$11,550	$12,186

	As of
	March 31, 2024	December 31, 2023
	(in millions of U.S. dollars)
Reconciliation to Consolidated Balance Sheets:
Losses and loss adjustment expenses	$10,452	$11,196
Losses and loss adjustment expenses, at fair value	1,098	1,163
Total losses and loss adjustment expenses	$11,550	$12,359

Reinsurance balances recoverable on paid and unpaid losses	$692	$740
Reinsurance balances recoverable on paid and unpaid losses - fair value option	207	217
Total reinsurance balances recoverable on paid and unpaid losses	899	957
Less: Paid losses recoverable	(176)	(183)
Reinsurance reserves recoverable on unpaid losses	$723	$774
(1) Comprises discount rate and risk margin components.
(2) Represents the settlement of our participation in Atrium’s Syndicate 609 relating to the 2020 and prior underwriting years, comprised of losses and LAE expenses of $173 million, net of reinsurance reserves recoverable of $34 million.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      29

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 6. Losses and Loss Adjustment Expenses

Prior Period Development
Reduction in Estimates of Net Ultimate Losses
The following table summarizes the change in estimates of net ultimate losses related to prior years in our Run-off segment by line of business:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in millions of U.S. dollars)
Asbestos	$(24)	$—
Environmental	25	—
General casualty	18	4
Workers' compensation	(2)	(11)
Marine, aviation and transit	—	(4)
Construction defect	2	—
Professional indemnity/Directors and Officers	(29)	1
Motor	4	—
Property	(1)	(3)
All Other	1	(2)
Total	$(6)	$(15)
Three Months Ended March 31, 2024:
The prior period reduction in estimates of net ultimate losses of $6 million was driven by favorable development across multiple lines of business. The primary drivers included favorable development on our Professional Indemnity/Directors and Officers line of business of $29 million, driven by favorable claims experience and favorable development on our Asbestos line of business of $24 million resulting from actuarial analysis. These were partially offset by adverse development on our General Casualty line of business of $18 million driven by adverse claims experience and adverse development on our Environmental line of business of $25 million due to results from actuarial reviews in the period.
Three Months Ended March 31, 2023:
The reduction in estimates of net ultimate losses of $15 million related to prior periods was primarily due to the workers’ compensation line of business as a result of continued favorable claims experience, most notably in the 2021 acquisition year.
Reduction in Provisions for ULAE
Three Months Ended March 31, 2024 and 2023:
The favorable reduction in provisions for ULAE for the three months ended March 31, 2024 and 2023 was driven by ULAE provision adjustments, due to the corresponding reductions in loss reserves and the associated estimated cost of managing such liabilities.
Changes in Fair Value - Fair Value Option
Three Months Ended March 31, 2024 and 2023:
PPD for the three months ended March 31, 2024 was favorably impacted by changes in the fair value of liabilities for which we have elected the fair value option of $4 million, which was primarily driven by an increase in U.K. corporate bond yields during the first quarter of 2024. The corporate bond yields, which form a component of the discount rate used to calculate the fair value of the liabilities, are matched to the original currencies of the underlying loss portfolios, of which GBP is the predominant currency for those portfolios that we have elected to measure at fair value using the fair value option.
PPD for the three months ended March 31, 2023 was adversely impacted by changes in the fair value of liabilities for which we have elected the fair value option of $20 million due to a decline in corporate bond yields.

Enstar Group Limited | First Quarter 2024 | Form 10-Q                      30

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
The assumed liabilities for future policyholder benefits are comprised primarily of in-payment annuity contract liabilities, which are classified as limited-payment contracts. The balances of and changes in liability for future policyholder benefits is as follows:

Three Months Ended March 31,
2023
(in millions of U.S. dollars)
Beginning Balance	$821
Benefits paid	(6)
Effect of exchange rate movement	13
Derecognition (1)	(828)
Balance as of March 31	—
(1) In November 2022, we completed a novation of the reinsurance of a closed block of life annuity policies, which was recorded in our first quarter 2023 results due to a one quarter reporting lag. See below for additional information.
There were no gross premiums recognized for the three months ended March 31, 2023.
The effects of actual variances from expected policyholder behavior experience were not material for the three month period ended March 31, 2023.
Novation of Future Policyholder Benefits
In November 2022, Enhanzed Re completed a novation of the reinsurance of a closed block of life annuity policies to Monument Re Limited, a subsidiary of Monument Insurance Group Limited (“Monument Re”). We settled the life liabilities and the related assets at carrying value in return for cash consideration of $94 million as of the closing date and recorded other income of $275 million. This amount consists of a reclassification adjustment of the component of AOCI related to the unlocking of the discount rate assumption from the adoption of ASU 2018-12 into earnings. Our net income attributable to Enstar was reduced by the amount attributable to Allianz’s 24.9% noncontrolling interest in Enhanzed Re at the time of the transaction and our other income recorded was subject to deferral as profits emerge from the underlying novated business, which is generally over the expected settlement period of the life annuity policies, to account for our 20% ownership interest in Monument Re at the time of the transaction.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      31

Item 1 | Notes to Consolidated Financial Statements | Note 7. Future Policyholder Benefits

The following table illustrates the calculation of the gain as of the closing date of the novation:

(in millions of U.S. dollars)
Calculation of carrying value as of transaction closing:
Funds held - directly managed and other assumed reinsurance recoverables	$973
Future policyholder benefits (corresponds to derecognition referenced above)	(828)
Other assumed reinsurance liabilities	(12)
Carrying value of net assets	$133

Calculation of gain on novation (recorded in first quarter 2023):
Cash consideration received	$94
Less: carrying value of net assets	(133)
Add: reclassification of remeasurement of future policyholder benefits from AOCI and NCI (1)	363
Amount deferred relating to 20% ownership interest in Monument Re (2)	(49)
Gain on novation (3)	275
Net income attributable to noncontrolling interest	(81)
Gain on novation attributable to Enstar (4)	$194

(1) Comprised of $273 million from AOCI and $90 million from NCI.
(2) Calculated as 20% of the net Enstar transaction gain of $243 million (representing $324 million, consisting of the $39 million loss when comparing cash consideration to carrying value plus the $363 million reclassification benefit, less Allianz’s 24.9% share equal to $81 million).
(3) Recognized in other income in our unaudited condensed consolidated statements of operations.
(4) Recognized in net income in our unaudited condensed consolidated statements of operations.
During the three months ended March 31, 2024, we amortized $1 million into other income relating to the portion of the gain that was deferred to account for our preexisting ownership interest in Monument Re. For the three months ended March 31, 2023 the total gain on novation attributable to Enstar was $194 million. The remaining deferred gain of $47 million as of March 31, 2024 will be amortized over the expected settlement period of the transferred life annuity policies, which is projected to be approximately 50 years, with the majority of benefit payments occurring in the earlier years.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      32

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 8. Defendant Asbestos and Environmental Liabilities

8. DEFENDANT ASBESTOS AND ENVIRONMENTAL LIABILITIES

The carrying value of the defendant asbestos and environmental liabilities (“defendant A&E liabilities”), insurance recoveries, future estimated expenses and the fair value adjustments related to DCo and Morse TEC was as follows:

	March 31, 2024	December 31, 2023
	(in millions of U.S. dollars)
Defendant A&E liabilities:
Defendant asbestos liabilities	$720	$734
Defendant environmental liabilities	10	10
Estimated future expenses	32	33
Fair value adjustments	(206)	(210)
Defendant A&E liabilities	556	567

Insurance balances recoverable:
Insurance recoverables related to defendant asbestos liabilities (net of allowance: 2024 and 2023 - $5)	214	217
Fair value adjustments	(44)	(45)
Insurance balances recoverable	170	172

Net liabilities relating to defendant A&E exposures	$386	$395
The table below provides a consolidated reconciliation of the beginning and ending liability for defendant A&E liabilities:

	Three Months Ended
	March 31,
	2024	2023
	(in millions of U.S. dollars)
Balance as of beginning of period	$567	$607
Insurance balances recoverable	(172)	(177)
Net balance as of beginning of period	395	430
Total paid claims	(12)	(11)
Amounts recorded in other expense (income):
Reduction in estimates of ultimate net liabilities	—	(2)
Reduction in estimated future expenses	(1)	(1)
Amortization of fair value adjustments	4	4
Total other expense	3	1
Net balance as of March 31	386	420
Insurance balances recoverable	170	176
Balance as of March 31	$556	$596
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      33

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
There have been no material changes in our valuation techniques during the period represented by these unaudited condensed consolidated financial statements.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      34

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 9. Fair Value Measurements

We have categorized our assets and liabilities that are recorded at fair value on a recurring and nonrecurring basis among levels based on the observability of inputs, or at fair value using NAV per share (or its equivalent) as follows:

	March 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured Using NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$291	$—	$—	$291
U.K. government	—	60	—	—	60
Other government	—	364	—	—	364
Corporate	—	3,910	17	—	3,927
Municipal	—	132	—	—	132
Residential mortgage-backed	—	465	—	—	465
Commercial mortgage-backed	—	856	—	—	856
Asset-backed	—	834	26	—	860
	$—	$6,912	$43	$—	$6,955

Funds held (1)	$55	$2,178	$22	$103	$2,358
Equities:
Publicly traded equity investments	$275	$34	$1	$—	$310
Exchange-traded funds	84	—	—	—	84
Privately held equity investments	—	—	297	47	344
	$359	$34	$298	$47	$738
Other investments:
Private equity funds	—	—	—	1,706	1,706
Private credit funds	—	183	—	459	642
Hedge funds	$—	$—	$—	$559	$559
Fixed income funds	—	6	—	544	550
Real estate debt fund	—	—	—	336	336
CLO equity funds	—	—	—	161	161
CLO equities	—	60	—	—	60
Equity funds	—	4	—	—	4
	$—	$253	$—	$3,765	$4,018
Total Investments	$414	$9,377	$363	$3,915	$14,069

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$207	$—	$207

Other Assets:
Derivatives qualifying as hedging	$—	$2	$—	$—	$2
Derivatives not qualifying as hedging	—	2	—	—	2
Derivative instruments	$—	$4	$—	$—	$4

Losses and LAE:	$—	$—	$1,098	$—	$1,098
(1) The difference in the amount of funds held shown at fair value and the funds held shown in our unaudited condensed consolidated balance sheet relates to the $2.5 billion of funds held by reinsured companies carried at amortized cost as of March 31, 2024.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      35

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 9. Fair Value Measurements

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured Using NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$326	$—	$—	$326
U.K government	—	72	—	—	72
Other government	—	391	—	—	391
Corporate	—	4,119	12	—	4,131
Municipal	—	142	—	—	142
Residential mortgage-backed	—	487	—	—	487
Commercial mortgage-backed	—	841	—	—	841
Asset-backed	—	873	11	—	884
	—	7,251	23	—	7,274

Funds held (1)	$58	$2,342	$40	$102	$2,542
Equities:
Publicly traded equity investments	$243	$31	$1	$—	$275
Exchange-traded funds	82	—	—	—	82
Privately held equity investments	—	—	299	45	344
	$325	$31	$300	$45	$701
Other investments:
Private equity funds	$—	$—	$—	$1,617	$1,617
Private credit funds	—	183	—	442	625
Fixed income funds	—	53	—	552	605
Hedge funds	—	—	—	491	491
Real estate debt fund	—	—	—	269	269
CLO equity funds	—	—	—	182	182
CLO equities	—	60	—	—	60
Equity funds	—	4	—	—	4
	$—	$300	$—	$3,553	$3,853
Total Investments	$383	$9,924	$363	$3,700	$14,370

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$217	$—	$217

Other Assets:
Derivatives qualifying as hedging	$—	$1	$—	$—	$1
Derivatives not qualifying as hedging	—	3	—	—	3
Derivative instruments	$—	$4	$—	$—	$4

Losses and LAE:	$—	$—	$1,163	$—	$1,163

Other Liabilities:
Derivatives qualifying as hedging	$—	$6	$—	$—	$6
Derivatives not qualifying as hedging	—	3	—	—	3
Derivative instruments	$—	$9	$—	$—	$9
(1) The difference in the amount of funds held shown at fair value and the funds held shown in our consolidated balance sheet relates to the $2.7 billion of funds held by reinsured companies carried at amortized cost as of December 31, 2023.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      36

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
Investments
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended
	March 31, 2024					March 31, 2023
	Fixed maturity investments		Equities		Total	Equities	Total
	Corporate	Asset-backed	Privately-held Equities	Public Equities		Privately-held Equities
	(in millions of U.S. dollars)
Beginning fair value	$12	$11	$299	$1	$323	$294	$294
Total fair value changes in trading securities, funds held and other investments (1)	—	—	(2)	—	(2)	(2)	(2)
Transfer into Level 3 from Level 2	5	15	—	—	20	—	—
Ending fair value	$17	$26	$297	$1	$341	$292	$292
(1) Fair value changes in trading securities, funds held and other investments included in our unaudited condensed consolidated statements of operations is equal to the change in fair value changes in trading securities, funds held and other investments relating to assets held at the end of the reporting period.
Fair value changes in trading securities, funds held and other investments related to Level 3 assets in the tables above are included in fair value changes in trading securities, funds held and other investments in our unaudited condensed consolidated statements of operations.
Transfers into Level 3 are primarily attributable to the lack of observable market transactions and price information and the use of unobservable inputs within valuation methodologies.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      37

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 9. Fair Value Measurements

Valuation Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for our fixed maturity and equity investments measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of March 31, 2024	Unobservable Input	Range (Average) (1)
	(in millions of U.S. dollars)
Fixed maturities
Corporate		YTM
Discounted cash flow	$17		6.45% - 10.92%
Asset-backed
Discounted cash flow	16		7.59% - 7.86%
Cost	10
	26

Total fixed maturities	$43

Privately held equity investments
Guideline company methodology; Option pricing model	$179	P/BV multiple P/BV (excluding AOCI) multiple Expected term	1.50x - 1.9x 1.4x -1.5x 1-3 years
Guideline companies method	54	P/BV multiple Price/2024 earnings	1.5x - 1.7x 7.7x - 8.9x
Guideline companies method; Earnings	30	LTM Enterprise Value/ EBITDA multiples LTM EV/Revenue multiples Multiple on earnings	12x - 13x 2.5x - 3x 5x
Dividend discount model	34	Discount rate	8.5%
	297

Publicly traded equity investments
Discounted cash flow	1	Implied total yield	8.62%

Total equity investments	$298
(1) The average represents the arithmetic average of the inputs and is not weighted by the relative fair value.
Funds Held by Reinsured Companies - Embedded Derivative
As described in Note 3, we have an embedded derivative in relation to the Aspen LPT transaction to account for the fair value of the full crediting rate we expect to earn on the funds withheld received as consideration.
The following table presents a reconciliation of the beginning and ending balances for the embedded derivative measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended March 31,
	2024	2023
	(in millions of U.S. dollars)
Beginning fair value	$40	$44
Total fair value changes	(18)	10
Ending fair value	$22	$54
Fair value changes in trading securities, funds held and other investments in the table above are included in fair value changes in trading securities, funds held and other investments in our unaudited condensed consolidated statements of operations.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      38

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 9. Fair Value Measurements

Valuations Techniques and Inputs
The table below presents the qualitative information related to the fair value measurements for the embedded derivative on our funds held by reinsured companies measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of March 31, 2024	Unobservable Input	Average
	(in millions of U.S. dollars)
Monte Carlo simulation model; Discounted cash flow analysis	$22	Volatility rate; Expected Loss Payments	6.37% $530 million
Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended March 31,
	2024			2023
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
	(in millions of U.S. dollars)
Beginning fair value	$1,163	$217	$946	$1,286	$275	$1,011
Incurred losses and LAE:
Increase (reduction) in estimates of ultimate losses	(6)	(9)	3	6	1	5
Reduction in provisions for ULAE	(2)	—	(2)	(3)	—	(3)
Changes in fair value due to changes in:
Average payout	10	2	8	14	2	12
Corporate bond yield	(16)	(3)	(13)	11	3	8
Risk cost of capital	1	—	1	—	—	—
Total change in fair value	(5)	(1)	(4)	25	5	20
Total incurred losses and LAE	(13)	(10)	(3)	28	6	22
Paid losses	(39)	(6)	(33)	(78)	(17)	(61)
Effect of exchange rate movements	(13)	6	(19)	14	1	13
Ending fair value	$1,098	$207	$891	$1,250	$265	$985
Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis:

Valuation Technique		March 31, 2024	December 31, 2023
	Unobservable (U) and Observable (O) Inputs	Weighted Average
Internal model	Corporate bond yield (O)	A Rated	A Rated
Internal model	Credit spread for Instrument-specific credit risk (U)	0.65%	0.65%
Internal model	Risk cost of capital (U)	5.65%	5.60%
Internal model	Weighted average cost of capital (U)	8.75%	8.75%
Internal model	Average payout - liability (U)	8.13 years	8.12 years
Internal model	Average payout - reinsurance balances recoverable on paid and unpaid losses (U)	8.53 years	8.35 years
The fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses may increase or decrease due to changes in the corporate bond rate, the credit spread for non-performance risk, the risk cost of capital, the weighted average cost of capital and the estimated payment pattern.
In addition, the estimate of the capital required to support the liabilities is based upon current industry standards for capital adequacy.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      39

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 9. Fair Value Measurements

Changes in the fair value due to changes in average payout and corporate bond yields are included in net incurred losses and loss adjustment expenses in our unaudited condensed consolidated statements of earnings. Changes in the fair value due to changes in credit spread for Instrument-specific credit risk are classified to other comprehensive income.
Disclosure of Fair Values for Financial Instruments Carried at Cost
Senior and Junior Subordinated Notes
The following table presents the fair values of our Senior and Junior Subordinated Notes carried at amortized cost:

	March 31, 2024
	Amortized Cost	Fair Value
	(in millions of U.S. dollars)
4.95% Senior Notes due 2029	$496	$489
3.10% Senior Notes due 2031	496	413
Total Senior Notes	$992	$902
5.75% Junior Subordinated Notes due 2040	$346	$341
5.50% Junior Subordinated Notes due 2042	494	467
Total Junior Subordinated Notes	$840	$808
The fair value of our Senior Notes and our Junior Subordinated Notes was based on observable market pricing from a third party pricing service.
Both the Senior Notes and Junior Subordinated Notes are classified as Level 2.
Insurance Contracts
Disclosure of fair value of amounts relating to insurance contracts is not required, except those for which we elected the fair value option, as described above.
Remaining Financial Assets and Liabilities
Our remaining financial assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of March 31, 2024 and December 31, 2023.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      40

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
We recognize the results of the GCM Fund on a one quarter lag. As of March 31, 2024, $100 million of the initial commitment has been called. The carrying amounts of the assets and liabilities of the GCM Fund are presented within existing captions on our consolidated balance sheet as of March 31, 2024. Net investment income, changes in the fair value of assets and liabilities of the GCM Fund and management fees are presented within existing captions in the consolidated statements of operations.
We recognized fair value changes in trading securities, funds held and other investments of $1 million for the three months ended March 31, 2024. Such amounts were less than $1 million for the three months ended March 31, 2023.
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
The assets of Enstar are not available to the creditors of the GCM Fund.
Nonconsolidated VIEs
The tables below present the fair value of our investments in nonconsolidated VIEs as well as our maximum exposure to loss associated with these VIEs:

	March 31, 2024			December 31, 2023
	Fair Value	Unfunded Commitments	Maximum Exposure to Loss	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
	(in millions of U.S. dollars)
Equities
Publicly traded equity investment in common stock	$72	$—	$72	$55	$—	$55
Privately Held Equity	25	—	25	34	—	34
Total	$97	$—	$97	$89	$—	$89
Other investments
Hedge funds	$559	$—	$559	$491	$—	$491
Fixed income funds	140	35	175	147	35	182
Private equity funds	1,298	631	1,929	1,262	667	1,929
CLO equity funds	160	—	160	182	—	182
Private credit funds	367	236	603	349	242	591
Real estate funds	135	172	307	121	139	260
Total	$2,659	$1,074	$3,733	$2,552	$1,083	$3,635
Total investments in nonconsolidated VIEs	$2,756	$1,074	$3,830	$2,641	$1,083	$3,724
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      41

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 11. Noncontrolling Interests

11. NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests
In December 2023, we entered into a Purchase Agreement with Trident V Funds and Dowling Capital Partners (together, the “RNCI Holders”) to purchase their remaining equity interest in StarStone Specialty Holdings Limited (“SSHL”). Following the completion of the transaction in December 2023, SSHL became a wholly-owned subsidiary and all redeemable non-controlling interests (“RNCI”) within our unaudited condensed consolidated balance sheets were redeemed.
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI in the prior year period (as of December 2023 we no longer held any RNCI):

Three Months Ended
March 31,
2023
(in millions of U.S. dollars)
Balance at beginning of period	$168
Net income attributable to RNCI	1
Change in unrealized gains on AFS investments attributable to RNCI	1
Balance as of March 31	$170
Noncontrolling Interests
As of March 31, 2024 and December 31, 2023, we had $114 million and $113 million, respectively, of non-controlling interests (“NCI”) primarily related to external interests in our subsidiaries.
In December 2022, Enhanzed Re repurchased the entire 24.9% ownership interest Allianz held in Enhanzed Re for $175 million. We recorded the impact of reclassifying the carrying value of the NCI acquired to Enstar shareholders’ equity in our first quarter 2023 results, as we report the results of Enhanzed Re on a one quarter reporting lag.
A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the unaudited condensed consolidated statements of changes in shareholder's equity.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      42

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 12. Shareholders' Equity

12. SHAREHOLDERS' EQUITY

Ordinary Shares
The following is a reconciliation of our beginning and ending ordinary shares:

Total Voting Ordinary Shares
Balance as of December 31, 2023	15,196,685
Shares issued (1)	27,746
Balance as of March 31, 2024	15,224,431
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
There were no non-voting ordinary shares repurchased during the three months ended March 31, 2024.
Dividends on Preferred Shares
During the three months ended March 31, 2024 and 2023, we declared and paid dividends on Series D Preferred Shares of $7 million and on Series E Preferred Shares of $2 million for both periods.
Accumulated Other Comprehensive Income (Loss)
The following tables present a roll forward of accumulated other comprehensive income (loss):

	Three Months Ended
	March 31,
	2024
	Unrealized gains (losses) arising during the year	Cumulative Currency Translation Adjustment	Insurance contracts - net liability for losses and LAE at fair value - Instrument-specific credit risk	Total
	(in millions of U.S. dollars)
Balance December 31, 2023, net of tax	$(368)	$12	$20	$(336)
Unrealized losses on fixed maturities, AFS arising during the period	(33)	—	—	(33)
Reclassification adjustment for change in allowance for credit losses recognized in net income	1	—	—	1
Reclassification adjustment for net realized losses included in net income	5	—	—	5
Change in currency translation adjustment	—	(1)	—	(1)
Other comprehensive loss	(27)	(1)	—	(28)
Balance March 31, 2024, net of tax	$(395)	$11	$20	$(364)
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      43

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 12. Shareholders' Equity

	Three Months Ended
	March 31,
	2023
	Unrealized gains (losses) on available-for-sale investments	Cumulative currency translation adjustment	Remeasurement of future policyholder benefits - change in discount rate	Total
	(in millions of U.S. dollars)
Balance December 31, 2022, net of tax	$(584)	$9	$273	$(302)
Unrealized gains on fixed maturities, AFS arising during the period	57	—	—	57
Reclassification adjustment for change in allowance for credit losses recognized in net income	(9)	—	—	(9)
Reclassification adjustment for net realized losses included in net income	27	—	—	27
Change in currency translation adjustment	—	5	—	5
Reclassification adjustment for remeasurement of future policyholder benefits included in net income	—	—	(363)	(363)
Other comprehensive income (loss)	75	5	(363)	(283)
Other comprehensive (income) loss attributable to NCI and RNCI	(1)	—	90	89
Balance March 31, 2023, net of tax	$(510)	$14	$—	$(496)
The following table presents details about the tax effects allocated to each component of other comprehensive income (loss):

	Three Months Ended
	March 31,
	2024			2023
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(in millions of U.S. dollars)
Unrealized (losses) gains on fixed maturities, AFS arising during the period	$(41)	$8	$(33)	$58	$(1)	$57
Reclassification adjustment for change in allowance for credit losses recognized in net income	1	—	1	(9)	—	(9)
Reclassification adjustment for net realized losses included in net income	5	—	5	27	—	27
Change in currency translation adjustment	(1)	—	(1)	5	—	5
Remeasurement of future policyholder benefits - change in interest rate	—	—	—	(363)	—	(363)
Other comprehensive loss	$(36)	$8	$(28)	$(282)	$(1)	$(283)
The following tables present details of amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended
	March 31,
Details about AOCI components	2024	2023	Affected Line Item in Statement where Net Income are presented
	(in millions of U.S. dollars)
Unrealized losses on fixed maturities, AFS	$(6)	$(18)	Net realized losses
	(6)	(18)	Net of tax
Remeasurement of future policyholder benefits	—	363	Other income
Total reclassifications for the period, net of tax	$(6)	$345
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      44

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 12. Shareholders' Equity

Changes in Ownership of Consolidated Subsidiaries
The following table summarizes changes in the ownership interest in consolidated subsidiaries during the periods presented:

	Three Months Ended
	March 31,
	2024	2023
	(in millions of U.S. dollars)
Net income attributable to Enstar ordinary shareholders	$119	$424
Transfers from noncontrolling interests:
Increase in Enstar’s additional paid-in capital for purchase of noncontrolling interest (1)	—	9
Change from net income attributable to Enstar ordinary shareholders and net transfers from noncontrolling interests	$119	$433
(1) The transfer from the noncontrolling interests for the three months ended March 31, 2023 relates to the repurchase of the entire 24.9% ownership interest Allianz held in Enhanzed Re recorded in the first quarter 2023.

Enstar Group Limited | First Quarter 2024 | Form 10-Q                      45

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 13. Earnings Per Share

13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per ordinary share:

	Three Months Ended
	March 31,
	2024	2023
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net income attributable to Enstar ordinary shareholders:	$119	$424

Denominator:
Weighted-average ordinary shares outstanding — basic (1)	14,641,158	16,980,240
Effect of dilutive securities:
Share-based compensation plans (2)	192,682	120,714
Weighted-average ordinary shares outstanding — diluted	14,833,840	17,100,954

Earnings per share attributable to Enstar ordinary shareholders:
Basic	$8.13	$24.97
Diluted	$8.02	$24.79
(1) Weighted-average ordinary shares for basic earnings per share includes ordinary shares (voting and non-voting), but excludes ordinary shares held in the Enstar Group Limited Employee Benefit Trust (the "EB Trust") in respect of Joint Share Ownership Plan ("JSOP") awards, which, as a result of us consolidating the EB trust, are classified as treasury shares.
(2) Share-based dilutive securities include restricted shares, restricted share units, directors’ restricted share units and performance share units. Certain share-based compensation awards were excluded from the calculation for the three months ended March 31, 2024 and 2023 because they were anti-dilutive.

Enstar Group Limited | First Quarter 2024 | Form 10-Q                      46

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 14. Related Party Transactions

14. RELATED PARTY TRANSACTIONS

The following tables summarize our related party balances and transactions. Additional details about the nature of our relationships and transactions are disclosed in Note 24 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

As of March 31, 2024	Stone Point (1) (2)	Monument	AmTrust	Citco	Core Specialty	Other (3)
	(in millions of U.S. dollars)
Assets
Fixed maturities, trading, at fair value	$69	$—	$—	$—	$—	$—
Fixed maturities, AFS, at fair value	354	—	—	—	—	—
Equities, at fair value	146	—	179	—	—	—
Funds held	—	—	—	—	14	—
Other investments, at fair value	396	—	—	—	—	1,620
Equity method investments	—	63	—	—	251	12
Total investments	965	63	179	—	265	1,632
Cash and cash equivalents	9	—	—	—	—	—
Other assets	—	—	—	21	6	—
Liabilities
Losses and LAE	—	—	—	—	179	—
Insurance and reinsurance balances payable	—	—	—	—	1	—
Other liabilities	2	—	—	—	—	—
Net assets	$972	$63	$179	$21	$91	$1,632
(1) As of March 31, 2024, investment funds managed by Stone Point Capital LLC ("Stone Point") own 1,451,196 of our Voting Ordinary Shares, which constitutes 9.5% of our outstanding Voting Ordinary Shares.
(2) As of March 31, 2024, we had unfunded commitments of $137 million to other investments, and $12 million to privately held equity managed by Stone Point and its affiliated entities.
(3) Other related party investments include investments in limited partnerships and partnership-like limited liabilities companies, for which had we not elected the fair value option, would be accounted for as equity method investments. We have disclosed our investments in these entities on an aggregated basis as they are individually immaterial.

As of December 31, 2023	Stone Point	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
Assets
Fixed maturities, trading, at fair value	$69	$—	$—	$—	$—	$—
Fixed maturities, AFS, at fair value	428	—	—	—	—	—
Equities, at fair value	136	—	181	—	—	—
Funds held	—	—	—	—	19	—
Other investments, at fair value	446	—	—	—	—	1,602
Equity method investments	—	95	—	—	225	14
Total investments	1,079	95	181	—	244	1,616
Cash and cash equivalents	19	—	—	—	—	—
Other assets	—	—	—	20	9	—
Liabilities
Losses and LAE	—	—	—	—	192	—
Net assets	$1,098	$95	$181	$20	$61	$1,616
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      47

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 14. Related Party Transactions

	Three Months Ended
	March 31, 2024
	Stone Point	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
REVENUES
Net premiums earned	$—	$—	$—	$—	$—	$—
Net investment income	2	—	2	—	—	3
Fair value changes in trading securities, funds held and other investments	26	—	(2)	—	—	12
Total revenues	28	—	—	—	—	15

EXPENSES
Net incurred losses and LAE	—	—	—	—	23	—
Total expenses	—	—	—	—	23	—

(Loss) income from equity method investments	—	(30)	—	—	26	(1)
Total net (loss) income	$28	$(30)	$—	$—	$3	$14

	Three Months Ended
	March 31, 2023
	Stone Point	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
REVENUES
Net investment income	5	—	2	—	—	2
Net realized gains	1	—	—	—	—	—
Fair value changes in trading securities, funds held and other investments	14	—	(2)	—	—	44
Total revenues	20	—	—	—	—	46

EXPENSES
Net incurred losses and LAE	—	—	—	—	(10)	—
Total expenses	—	—	—	—	(10)	—

(Loss) income from equity method investments	—	(1)	—	1	11	—
Total net income (loss)	$20	$(1)	$—	$1	$21	$46

Enstar Group Limited | First Quarter 2024 | Form 10-Q                      48

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
As of March 31, 2024, we had funds held concentrations to reinsurance counterparties exceeding 10% of shareholders’ equity of $4.5 billion (December 31, 2023: $4.8 billion) in aggregate. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. government and agency instruments and the reinsurance counterparties noted above, exceeded 10% of shareholders’ equity as of March 31, 2024. As of March 31, 2024, our credit exposure to the U.S. government and agency instruments was $848 million (December 31, 2023: $932 million).
Legal Proceedings
We are, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation and arbitration regarding claims. Estimated losses relating to claims arising in the ordinary course of business, including the anticipated outcome of any pending arbitration or litigation, are included in the liability for losses and LAE in our unaudited condensed consolidated balance sheets. In addition to claims litigation, we may be subject to other lawsuits and regulatory actions in the normal course of business, which may involve, among other things, allegations of underwriting errors or omissions, employment claims or regulatory activity. We do not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material effect on our business, results of operations or financial condition. We anticipate that, similar to the rest of the (re)insurance industry, we will continue to be subject to litigation and arbitration proceedings in the ordinary course of business, including litigation generally related to the scope of coverage with respect to A&E and other claims.
Unfunded Investment Commitments
As of March 31, 2024, we had unfunded commitments of $1.6 billion to other investments, and $12 million to privately held equity.
Guarantees
As of March 31, 2024, and December 31, 2023 parental guarantees supporting reinsurance obligations, defendant A&E liabilities, subsidiary capital support arrangements and credit facilities were $2.3 billion, for both periods. We also guarantee the 2040 and 2042 Junior Subordinated Notes, which have an aggregate principal amount of $850 million as of March 31, 2024 and December 31, 2023.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      49

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 16. Subsequent Events

16. SUBSEQUENT EVENTS

Transactions
SiriusPoint
On April 30, 2024, one of our wholly owned subsidiaries reached an agreement for a loss portfolio transfer with a subsidiary of SiriusPoint Ltd. (“SiriusPoint”) to reinsure a portfolio of workers compensation business covering underwriting years 2018 to 2023. SiriusPoint will cede $400 million of net reserves and our subsidiary will provide $200 million of additional cover in excess of the ceded reserves. The closing of the transaction is subject to regulatory approval and other closing conditions.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      50

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, the terms "Enstar," "we," "us" or "our" mean Enstar Group Limited and its consolidated subsidiaries.
The following discussion and analysis of our financial condition as of March 31, 2024 and our results of operations for the three months ended March 31, 2024 and 2023 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements" and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      51

Item 2 | Management's Discussion and Analysis | Operational Highlights

Operational Highlights

Our consolidated results for the three months ended March 31, 2024 reflect our continued progress on providing capital release solutions to our clients by acquiring and managing their run-off portfolios.

Capital Activity

In March 2024 Cavello Bay Reinsurance Limited (“Cavello”), a wholly owned subsidiary of Enstar, was assigned an S&P Insurer Financial Strength Rating of ‘A’ with stable outlook. Cavello is Enstar’s primary non-life run-off consolidator, and a Class 3B reinsurer.

Enstar Group Limited | First Quarter 2024 | Form 10-Q                      52

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations - For the Three Months Ended March 31, 2024 and 2023

Primary GAAP Financial Measures
We use the following GAAP measures to manage the company and monitor our performance:
•Net income and net income attributable to Enstar ordinary shareholders, collectively provide a measure of our performance focusing on underwriting, investment and expense results;
•Comprehensive income attributable to Enstar, which provides a measure of the total return, including unrealized gains and losses on fixed maturities, AFS investments, as well as other elements of other comprehensive income;
•Book value per share (“BVPS”), which we use to measure the value of our company over time;
•Return on equity (“ROE”), which measures our profitability by dividing our net income attributable to Enstar ordinary shareholders by opening Enstar ordinary shareholders’ equity;
•Total investment return (“TIR”), which measures the rate of return we obtain, realized, unrealized and fair value changes, on our investments; and
•Run-off liability earnings (“RLE”) and RLE %, which measure both the dollar amount of prior period development on our acquired portfolios (RLE) and the percentage of prior period development relative to average net loss reserves, calculated by dividing our prior period development by our average net loss reserves (RLE %).

Enstar Group Limited | First Quarter 2024 | Form 10-Q                      53

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

The following table sets forth certain condensed consolidated financial information:

	Three Months Ended
	March 31,		$ / pp Change
	2024	2023
	(in millions of U.S. dollars, except per share data)
Technical Results
Net premiums earned	$11	$8	$3
Net incurred losses and LAE
Current period	5	10	(5)
Prior period	(24)	(10)	(14)
Total net incurred losses and LAE	(19)	—	(19)
Acquisition costs	1	2	(1)

Investment Results
Net investment income	160	156	4
Net realized losses	(6)	(18)	12
Fair value changes in trading securities, funds held and other investments	85	206	(121)
(Loss) income from equity method investments	(5)	11	(16)

Other income	—	280	(280)
Amortization of net deferred charge assets	30	17	13
General and administrative expenses	87	89	(2)

NET INCOME	128	519	(391)
Net income attributable to noncontrolling interests	—	(86)	86

NET INCOME ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$119	$424	$(305)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR	$100	$239	$(139)

GAAP measures:
ROE	2.4%	9.5%	(7.1)	pp
Annualized ROE	9.5%	38.0%	(28.5)	pp
Annualized TIR	4.9%	9.5%	(4.6)	pp
RLE	0.2%	0.1%	0.1	pp

Non-GAAP measures:
Adjusted ROE*	2.6%	6.8%	(4.2)	pp
Annualized Adjusted ROE*	10.5%	27.3%	(16.8)	pp
Annualized Adjusted TIR*	5.5%	6.3%	(0.8)	pp
Adjusted RLE *	0.2%	0.3%	(0.1)	pp
	As of		$ Change
	March 31, 2024	December 31, 2023
GAAP measure:
BVPS	$349.41	$343.45	$5.96

Non-GAAP measure:
Fully diluted BVPS*	$341.53	$336.72	$4.81
pp - Percentage point(s)
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | First Quarter 2024 | Form 10-Q                      54

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Overall Results
Three Months Ended March 31, 2024 versus 2023:
Net income attributable to Enstar ordinary shareholders for the three months ended March 31, 2024 was $119 million, in comparison to net income of $424 million in the comparative quarter, as a result of:
•A decrease in other income of $280 million largely driven by the first quarter 2023 net gain recognized from the novation of the Enhanzed Re reinsurance closed block of life annuity policies included in the comparative quarter.
•An increase in the amortization of net deferred charge assets of $13 million, driven by an increase in net DCA balances as a result of transactions completed subsequent to March 31, 2023.
•Total investment returns recognized in income of $234 million for the three months ended March 31, 2024, in comparison to $355 million for the comparative quarter, consisting of the aggregate of net investment income, net realized losses, fair value changes in trading securities, funds held and other investments and (loss) income from equity method investments. The total investment returns in each period were driven by:
◦Fair value changes in our fixed maturities resulting in a $19 million loss for the three months ended March 31, 2024 compared with a gain of $59 million in the comparative quarter;
◦Fair value changes in our other investments, including equities resulting in a of $104 million gain for the three months ended March 31, 2024 compared with $147 million in the comparative quarter;
◦Net investment income of $160 million for the three months ended March 31, 2024 compared to $156 million in the comparative quarter, consistent with the increasing investment income we have earned, primarily due to reinvestment of fixed maturities at higher yields, deployment of consideration received from deals closed over the past 12 months and the impact of rising interest rates on our floating rate fixed maturities; and
◦Net realized losses on our fixed maturities of $6 million, for the three months ended March 31, 2024 compared to $18 million in the comparative quarter.
This was partially offset by:
•An increase of $14 million in favorable development in net incurred losses and LAE for prior periods. Net favorable development of $24 million in the current period was primarily due to a reduction in our estimates of net ultimate losses and provisions for ULAE of $23 million and a $4 million decrease in the fair value of our 2017 and 2018 LPT liabilities where we elected the fair value option, partially offset by amortization of fair value adjustments of $3 million. First quarter 2023 net favorable development of $10 million was primarily due to a reduction in our estimates of net ultimate losses and provisions for ULAE of $33 million, partially offset by amortization of fair value adjustments of $3 million and a $20 million increase in the fair value of liabilities where we elected the fair value option due to a decrease in interest rates. This resulted in RLE of 0.2% for the three months ended March 31, 2024 in comparison to RLE of 0.1% in the comparative quarter; and
•A decrease in net income attributable to non-controlling interests of $86 million, as a result of recording the portion of the gain on novation of the Enhanzed Re reinsurance closed block of life annuity policies attributable to Allianz’s equity interest in Enhanzed Re in the comparative quarter.
The above factors contributed to net income of $128 million for the three months ended March 31, 2024 as compared to $519 million in the comparative quarter, as well as net income attributable to Enstar ordinary shareholders of $119 million as compared to $424 million in the comparative quarter. Consequently, our ROE was 2.4% in the current quarter compared to 9.5% in the comparative quarter.
Comprehensive income attributable to Enstar for the three months ended March 31, 2024 was $100 million as compared to $239 million in the comparative quarter. The first quarter 2024 comprehensive income was primarily due to net income of $128 million partially offset by unrealized losses on fixed maturities, AFS, net of reclassification adjustments, of $27 million. The unrealized losses on our fixed maturities, AFS, combined with our favorable investment results, described above, contributed to a net favorable Annualized TIR of 4.9% for the three months ended March 31, 2024, in comparison to a Annualized TIR of 9.5% in the comparative quarter.
BVPS and FDBVPS* increased by 1.7% and 1.4%, respectively, from December 31, 2023 to March 31, 2024, primarily due to comprehensive income attributable to Enstar for the quarter ended which contributed to both BVPS and FDBVPS*.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      55

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

The cumulative unrealized loss and fair value changes in our fixed maturities portfolio and funds held was $789 million as of March 31, 2024, which has adversely impacted BVPS by $53.82 per share and FDBVPS* by $52.61 per share. This compares to $994 million of cumulative unrealized loss and fair value changes in our fixed maturities portfolio and funds held as of March 31, 2023.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      56

Item 2 | Management's Discussion and Analysis | Key Performance Measures

Overall Measures of Performance

BVPS and Fully Diluted BVPS*

BVPS and Fully Diluted BVPS* increased by 1.7% and 1.4%, respectively, from December 31, 2023 to March 31, 2024, primarily as a result of comprehensive income attributable to Enstar of $100 million. The cumulative unrealized loss and fair value changes in our fixed maturities portfolio and funds held was $789 million as of March 31, 2024, which adversely impacted BVPS by $53.82 per share and FDBVPS* by $52.61 per share.

ROE and Adjusted ROE
Three Months Ended March 31, 2024 versus 2023: ROE decreased by 7.1 pp for the three months ended March 31, 2024 primarily due to:
i.decreased other income, comprised primarily of the gain recognized on the novation of the Enhanzed Re reinsurance closed block of life annuity policies in the comparative quarter, which contributed 6.3 pp to the decrease in ROE;
ii.fair value changes in trading securities, funds held and other investments which contributed 2.9 pp to the decrease in ROE;
These factors were partially offset by:
iii. increased favorable prior period development, or RLE, which offset the decrease in ROE by 0.3 pp; and
iv. decreased net income attributable to noncontrolling interests, which offset the decrease in ROE by 1.9 pp.
Adjusted ROE* decreased by 4.2 pp for the three months ended March 31, 2024, as it excludes the impact of net realized losses and changes in the fair value of fixed maturities.
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      57

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

We discuss the results of our operations by aggregating certain captions from our unaudited condensed consolidated statements of operations, as we believe it provides a more meaningful view of our results and eliminates repetition that would arise if captions were discussed on an individual basis.
In order to facilitate analysis, we have grouped the discussion into the following captions:
•Technical results: includes net premiums earned, net incurred losses and LAE and acquisition costs.
•Investment results: includes net investment income, net realized (losses) gains, fair value changes in trading securities, funds held and other investments, unrealized (losses) gains on fixed maturities, AFS (recorded through the unaudited condensed consolidated statements of other comprehensive income) and income (losses) from equity method investments.
•General and administrative results: includes general and administrative expenses.
Technical Results

Our strategy is focused on effectively managing (re)insurance portfolios underwritten in previous years that we assume through our provision of capital release solutions and acquisition of portfolios and businesses in run-off.
Net premiums earned and the associated current period net incurred losses and LAE and acquisition costs are the result of the recognition of unearned premiums from transactions completed in recent years.
Premiums earned in the Run-off segment are generally offset by the related current period net incurred losses and LAE and acquisition costs.
The components of technical results are as follows:

	Three Months Ended March 31,
	2024			2023
	Run-off	Corporate and other	Total	Run-off	Corporate and other	Total
	(in millions of U.S. dollars)
Net premiums earned	$11	$—	$11	$8	$—	$8
Net incurred losses and LAE:
Current period	5	—	5	10	—	10
Prior periods	(23)	(1)	(24)	(33)	23	(10)
Total net incurred losses and LAE	(18)	(1)	(19)	(23)	23	—
Acquisition costs	1	—	1	2	—	2
Technical results	$28	$1	$29	$29	$(23)	$6
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      58

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Prior Periods - RLE - Three Months Ended March 31, 2024 and 2023
The following tables summarize RLE, RLE %, Adjusted RLE* and Adjusted RLE %* by acquisition year for the three months ended March 31, 2024 and 2023, which management believes is useful in measuring and monitoring performance of our claims management activity on the portfolios that we have acquired. This permits comparability between acquisition years of different loss reserve volumes.
Refer to the table below for a summary of RLE, RLE %, Adjusted RLE* and Adjusted RLE %* for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	RLE			Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE %*
	(in millions of U.S. dollars)
2014 and prior	$(12)	$1,274		$(8)	$939
2015	1	412		1	237
2016	5	581		5	643
2017	(3)	571		(8)	784
2018	(11)	762		(9)	614
2019	(3)	653		(3)	1,450
2020	(12)	1,667		(12)	367
2021	39	2,551		38	3,207
2022	19	1,826		19	2,164
2023	1	909		1	1,706
Total	$24	$11,206	0.2%	$24	$12,111	0.2%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Three Months Ended March 31, 2024:
Our RLE % was 0.2% for the three months ended March 31, 2024, as favorable reductions in estimates of net ultimate losses, reductions in provisions for ULAE and net favorable changes in the fair value of liabilities for which we have elected the fair value option were partially offset by amortization of fair value adjustments.
Acquisition years 2021 and 2022 provided favorable results, driven by our professional indemnity/directors and officers, workers’ compensation and general casualty lines of business, as a result of favorable claims experience. Partially offsetting this, acquisition years 2020 and prior were unfavorably impacted by increased settlement activity in general casualty.
Our Adjusted RLE %* was marginally impacted by the net reduction in estimates of net ultimate losses and reductions in provisions for ULAE. It also excludes the impact of the changes in the discount rate upon the fair value of liabilities where we have elected the fair value option and the amortization of fair value adjustments relating to purchased subsidiaries.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      59

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Refer to the table below for a summary of RLE, RLE %, Adjusted RLE* and Adjusted RLE %* for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	RLE			Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE %*
	(in millions of U.S. dollars)
2014 and prior	$9	$1,263		$7	$772
2015	1	287		1	305
2016	—	681		2	750
2017	(12)	573		1	799
2018	(10)	745		(2)	833
2019	(1)	1,047		—	1,576
2020	13	562		14	565
2021	7	3,394		10	3,881
2022	3	3,067		3	3,073
Total	$10	$11,619	0.1%	$36	$12,554	0.3%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Three Months Ended March 31, 2023:
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

Enstar Group Limited | First Quarter 2024 | Form 10-Q                      60

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Investment Results

We strive to structure our investment holdings and the duration of our investments in a manner that recognizes our liquidity needs, including our obligation to pay losses and LAE liabilities.
The components of our investment results split between our fixed income assets (which includes our short-term and fixed maturities classified as trading and AFS, funds held, cash and cash equivalents and restricted cash and cash equivalents, collectively our “Fixed Income” assets) and other investments (which includes equities and equity method investments, collectively our “Other Investments”) for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024			2023
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$140	$20	$160	$132	$24	$156
Net realized losses	(6)	—	(6)	(18)	—	(18)
Fair value changes in trading securities, funds held and other investments	(19)	104	85	59	147	206
(Loss) income from equity method investments	—	(5)	(5)	—	11	11
Other comprehensive income:
Unrealized (losses) gains on fixed maturities, AFS, net of reclassification adjustments, excluding foreign exchange	(12)	—	(12)	87	—	87
TIR ($)	$103	$119	$222	$260	$182	$442
Annualized TIR %	3.2%	9.5%	4.9%	7.6%	14.7%	9.5%
Annualized Adjusted TIR %*	4.1%	9.5%	5.5%	3.5%	14.7%	6.3%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Net Investment Income
The below chart is in millions of U.S. dollars.
Three Months Ended March 31, 2024 versus 2023: Net investment income increased primarily due to:
•an increase in our annualized investment book yield of 78 basis points due to a combination of investment of new premium and reinvestment of fixed maturities at higher yields and the impact of rising interest rates on the $3.1 billion of our fixed maturities that are subject to floating interest rates. Our floating rate investments generated net investment income of $58 million, an increase of $2 million in comparison to the prior period.

Enstar Group Limited | First Quarter 2024 | Form 10-Q                      61

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Fair Value Changes, Net Realized Losses and Unrealized (Losses) Gains included in Comprehensive Income
The below chart is in millions of U.S. dollars.
Three Months Ended March 31, 2024 versus 2023: The net reduction of $208 million when comparing fair value changes, realized losses and unrealized (losses) gains on fixed maturities, AFS for the three months ended March 31, 2024 to the comparative period was the result of:
•the current period overall loss from the total of fair value changes, realized losses and unrealized losses, AFS on fixed maturities of $37 million, compared to the overall gain from the comparative quarter of $128 million. The variance of $165 million was primarily driven by increases in interest rates across U.S., U.K. and European markets in the current period, in comparison to decreases in interest rates in the prior period; and
•the current period gain from fair value changes on other investments, including equities, of $104 million, compared to $147 million in the comparative period. The decrease of $43 million was primarily driven by:
◦a decrease in the gain on fair value change in other investments of $18 million for the three months ended March 31, 2024, primarily driven by variance in the fair value change of an embedded derivative in relation to the Aspen LPT, partially offset by increases in the fair value change related to CLO equity funds, private equity funds and high yield bond and loan funds relative to the comparative quarter; and
◦a decrease in the gain in fair value changes in equities of $16 million for the three months ended March 31, 2024, largely as a result of the reduced amount of equities within the investment portfolio relative to the comparative quarter.
(Loss) income from equity method investments
The below chart is in millions of U.S. dollars.
Three Months Ended March 31, 2024 versus 2023: The unfavorable movement in income from equity method investments of $16 million was primarily due to a $29 million increase in the loss from our investment in Monument Re, partially offset by an increase in our income from our investment in Core Specialty of $15 million.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      62

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Investable Assets
Investable assets and adjusted investable assets* decreased by 3.1% and 2.6%, respectively, from December 31, 2023 to March 31, 2024, primarily due to the impact of net paid losses, partially offset by investment income and the fair value change in our fixed maturities.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measures.
Duration and average credit rating on fixed maturities, cash and cash equivalents and fixed maturities included in funds held - directly managed
The fair value, duration and average credit rating of investments (all attributable to our Run-off segment) is as follows:

	March 31, 2024			December 31, 2023
	Fair Value ($) (1)	Average Duration (in years) (2)	Average Credit Rating (3)	Fair Value ($) (1)	Average Duration (in years) (2)	Average Credit Rating (3)
Total	$9,733	3.91	A+	$10,320	4.04	A+
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
(3) The average credit rating calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios.
The overall decrease in the balance of our fixed maturities and cash and cash equivalents of $587 million when comparing March 31, 2024 to December 31, 2023 was primarily driven by the impact of net paid losses.
As of both March 31, 2024 and December 31, 2023, our fixed maturities and cash and cash equivalents had an average credit quality rating of A+ .
As of March 31, 2024 and December 31, 2023, our fixed maturities that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised $506 million, or 5.6%, and $456 million, or 4.8%, of our total fixed maturities portfolio, respectively.

General and Administrative Expenses for the Three Months Ended March 31, 2024 and 2023

The below chart is in millions of U.S. dollars.
Three Months Ended March 31, 2024 versus 2023: The $2 million decrease in general and administrative expenses was primarily driven by a decrease in lower professional fees, partially offset by increases in salaries and benefits and other expenses.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      63

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
Some of the adjustments reflected in our non-GAAP measures are recurring items, such as the exclusion of adjustments to net realized (gains)/losses and fair value changes on fixed maturity investments recognized in our statements of operations, the fair value of certain of our loss reserve liabilities for which we have elected the fair value option, and the amortization of fair value adjustments.
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

Divided by

Number of ordinary shares outstanding, adjusted for:
-the ultimate effect of any dilutive securities (which include restricted shares, restricted share units, directors’ restricted share units and performance share units) on the number of ordinary shares outstanding

Increases the number of ordinary shares to reflect the exercise of equity awards granted but not yet vested as, over the long term, this presents both management and investors with a more economically accurate measure of the realizable value of shareholder returns by factoring in the impact of share dilution.

We use this non-GAAP measure in our incentive compensation program.

Enstar Group Limited | First Quarter 2024 | Form 10-Q                      64

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Adjusted return on equity (%)	Adjusted operating income (loss) attributable to Enstar ordinary shareholders divided by adjusted opening Enstar ordinary shareholder's equity
Calculating the operating income (loss) as a percentage of our adjusted opening Enstar ordinary shareholders' equity provides a more consistent measure of the performance of our business by enabling comparison between the financial periods presented.

We eliminate the impact of fair value changes and net realized (gains) losses on fixed maturities and funds held-directly managed and the change in fair value of insurance contracts for which we have elected the fair value option, as:
•we typically hold most of our fixed maturities until the earlier of maturity or the time that they are used to fund any settlement of related liabilities which are generally recorded at cost; and
•removing the fair value option improves comparability since there are limited acquisition years for which we elected the fair value option.

Therefore, we believe that excluding their impact on our net income improves comparability of our core operational performance across periods.

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
-fair value changes and net realized (gains) losses on fixed maturities and funds held-directly managed,
-change in fair value of insurance contracts for which we have elected the fair value option (1),
-amortization of fair value adjustments,
-net gain/loss on purchase and sales of subsidiaries (if any),
-net income from discontinued operations (if any),
-tax effects of adjustments, and
-adjustments attributable to noncontrolling interests

Adjusted opening Enstar ordinary shareholders' equity (denominator)
Opening Enstar ordinary shareholders' equity, less:
-fair value changes on fixed maturities and funds held-directly managed,
-fair value of insurance contracts for which we have elected the fair value option (1),
-fair value adjustments, and
-net assets of held for sale or disposed subsidiaries classified as discontinued operations (if any)

Enstar Group Limited | First Quarter 2024 | Form 10-Q                      65

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Adjusted run-off liability earnings (%)	Adjusted PPD divided by average adjusted net loss reserves.
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

The following components of periodic recurring net incurred losses and LAE and net loss reserves are not considered key components of our claims management performance for the following reasons:

•Prior to the settlement of the contractual arrangements, the results of our Legacy Underwriting segment were economically transferred to a third party primarily through use of reinsurance and a Capacity Lease Agreement(3); as such, the results were not a relevant contribution to Adjusted RLE, which is designed to analyze the impact of our claims management strategies(2);
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
-Legacy Underwriting(2) operations
-amortization of fair value adjustments,
-change in fair value of insurance contracts for which we have elected the fair value option (1),
and
Add:
-the reduction/(increase) in estimates of net ultimate liabilities and reduction in estimated future expenses of our defendant A&E liabilities.

Adjusted net loss reserves (denominator)
Net losses and LAE, adjusted to:
Remove:
-Legacy Underwriting(2) net loss reserves
-current period net loss reserves
-net fair value adjustments associated with the acquisition of companies,
-the fair value adjustments for contracts for which we have elected the fair value option (1) and
Add:
-net nominal defendant A&E liability exposures and estimated future expenses.

Adjusted total investment return (%)	Adjusted total investment return (dollars) recognized in net income for the applicable period divided by period average adjusted total investable assets.	Provides a key measure of the return generated on the capital held in the business and is reflective of our investment strategy.

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
-fair value changes in fixed maturities, trading and funds held-directly managed; and
-unrealized (gains) losses on fixed maturities, AFS included within OCI, net of reclassification adjustments and excluding foreign exchange.

Adjusted average aggregate total investable assets (denominator)
Total average investable assets, adjusted for:
-net unrealized (gains) losses on fixed maturities, AFS included within AOCI
-fair value changes on fixed maturities, trading and funds held - directly managed

(1) Comprises the discount rate and risk margin components.
(2) As of January 1, 2024, not applicable. Refer to Note 2 - "Segment Information" for more detail.
(3) The reinsurance contractual arrangements (including the Capacity Lease Agreement) described in Note 6 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 were settled during the second quarter of 2023, and we did not record any transactions in the Legacy Underwriting segment in 2023.

Enstar Group Limited | First Quarter 2024 | Form 10-Q                      66

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of BVPS to Fully Diluted BVPS*:

	March 31, 2024			December 31, 2023
	Equity (1)	Ordinary Shares	Per Share Amount	Equity (1)	Ordinary Shares	Per Share Amount
	(in millions of U.S. dollars, except share and per share data)
Book value per ordinary share	$5,122	14,658,801	$349.41	$5,025	14,631,055	$343.45
Non-GAAP adjustment:
Share-based compensation plans		338,576			292,190
Fully diluted book value per ordinary share*	$5,122	14,997,377	$341.53	$5,025	14,923,245	$336.72
(1) Equity comprises Enstar ordinary shareholders' equity, which is calculated as Enstar shareholders' equity less preferred shares ($510 million) prior to any non-GAAP adjustments.
The table below presents a reconciliation of ROE to Adjusted ROE* and Annualized ROE to Annualized Adjusted ROE*:

	Three Months Ended
	March 31, 2024				March 31, 2023
	Net income (loss) (1)	Opening equity (1)	(Adj) ROE	Annualized (Adj) ROE	Net income (loss) (1)	Opening equity (1)	(Adj) ROE	Annualized (Adj) ROE
	(in millions of U.S. dollars)
Net income/Opening equity/ROE/Annualized ROE (1)	$119	$5,025	2.4%	9.5%	$424	$4,464	9.5%	38.0%
Non-GAAP adjustments for loss (gains):
Net realized losses on fixed maturities, AFS (2) / Cumulative fair value changes to fixed maturities, AFS (3)	6	380			18	647
Fair value changes on fixed maturities, trading (2) / Fair value changes on fixed maturities, trading (3)	14	234			(40)	400
Fair value changes on funds held - directly managed (2) / Fair value changes on funds held - directly managed (3)	5	111			(19)	780
Change in fair value of insurance contracts for which we have elected the fair value option / Fair value of insurance contracts for which we have elected the fair value option (4)	(4)	(246)			20	(294)
Amortization of fair value adjustments / Fair value adjustments	3	(107)			3	(124)
Tax effects of adjustments (5)	(2)	—			(3)	—
Adjustments attributable to noncontrolling interests (6)	—	—			(2)	—
Adjusted net income (loss)/Adjusted opening equity/Adjusted ROE/Annualized adjusted ROE*	$141	$5,397	2.6%	10.5%	$401	$5,873	6.8%	27.3%
(1) Net income (loss) comprises net income (loss) attributable to Enstar ordinary shareholders, prior to any non-GAAP adjustments. Opening equity comprises Enstar ordinary shareholders' equity, which is calculated as opening Enstar shareholders' equity less preferred shares ($510 million), prior to any non-GAAP adjustments.
(2) Net realized gains (losses) on fixed maturities, AFS are included in net realized gains (losses) in our unaudited condensed consolidated statements of operations. Fair value changes in our fixed maturities, trading and funds held - directly managed are included in fair value changes in trading securities, funds held and other investments in our unaudited condensed consolidated statements of operations.
(3) Our fixed maturities are held directly on our balance sheet and also within the "Funds held" balance.
(4) Comprises the discount rate and risk margin components.
(5) Represents an aggregation of the tax expense or benefit associated with the specific country to which the pre-tax adjustment relates, calculated at the applicable jurisdictional tax rate.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      67

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

(6) Represents the impact of the adjustments on the net income (loss) attributable to noncontrolling interests associated with the specific subsidiaries to which the adjustments relate.
*Non-GAAP measure.
The tables below present a reconciliation of RLE to Adjusted RLE*:

	Three Months Ended	As of			Three Months Ended
	March 31, 2024	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2024
	RLE / PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE %	$24	$10,827	$11,585	$11,206	0.2%
Non-GAAP adjustments for expenses (income):
Net loss reserves incurred in the current period	—	(5)	—	(3)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	3	103	107	105
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(4)	249	246	248
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	—	516	527	522
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	1	32	33	33
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE %*	$24	$11,722	$12,498	$12,111	0.2%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.

	Three Months Ended	As of			Three Months Ended
	March 31, 2023	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2023
	RLE / PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE %	$10	$11,226	$12,011	$11,619	0.1%
Non-GAAP adjustments for expenses (income):
Net loss reserves incurred in the current period	—	(9)	—	(5)
Legacy Underwriting	—	—	(139)	(70)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	3	121	124	123
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	20	278	294	286
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	2	560	572	566
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	1	34	35	35
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE %*	$36	$12,210	$12,897	$12,554	0.3%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      68

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The tables below present a reconciliation of our Annualized TIR to our Annualized Adjusted TIR*:

	Three Months Ended
	March 31,
	2024			2023
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$140	$20	$160	$132	$24	$156
Net realized losses
Fixed maturities, AFS	(6)	—	(6)	(18)	—	(18)
Net realized losses	(6)	—	(6)	(18)	—	(18)
Fair value changes
Fixed maturities, trading	(14)	—	(14)	40	—	40
Funds held	(5)	—	(5)	19	—	19
Equity securities	—	37	37	—	53	53
Other investments	—	67	67	—	85	85
Investment derivatives	—	—	—	—	9	9
Fair value changes	(19)	104	85	59	147	206
(Loss) income from equity method investments	—	(5)	(5)	—	11	11
Other comprehensive income:
Unrealized (losses) gains on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	(12)	—	(12)	87	—	87
TIR ($)	$103	$119	$222	$260	$182	$442

Non-GAAP adjustments:
Net realized losses (gains) on fixed maturities, AFS and fair value changes in trading and funds held - directly managed	25	—	25	(41)	—	(41)
Net unrealized losses (gains) on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	12	—	12	(87)	—	(87)
Adjusted TIR ($)*	$140	$119	$259	$132	$182	$314

Total investments	$11,835	$5,082	$16,917	$11,725	$4,905	$16,630
Cash and cash equivalents, including restricted cash and cash equivalents	760	—	760	1,143	—	1,143
Total investable assets	$12,595	$5,082	$17,677	$12,868	$4,905	$17,773

Average aggregate invested assets, at fair value (1)	13,035	4,986	18,021	13,676	4,939	18,615
Annualized TIR % (2)	3.2%	9.5%	4.9%	7.6%	14.7%	9.5%
Non-GAAP adjustment:
Net unrealized losses on fixed maturities, AFS included within AOCI and fair value changes on fixed maturities, trading and funds held - directly managed	789	—	789	994	—	994
Adjusted investable assets*	$13,384	$5,082	$18,466	$13,862	$4,905	$18,767

Adjusted average aggregate invested assets, at fair value* (3)	$13,792	$4,986	$18,778	$15,081	$4,939	$20,020
Annualized adjusted TIR %* (4)	4.1%	9.5%	5.5%	3.5%	14.7%	6.3%
Annualized income from fixed income assets (5)	600	—	600	544	—	544
Average aggregate fixed income assets, at cost (5)(6)	13,769	—	13,769	15,199	—	15,199
Annualized Investment book yield (7)	4.36%	—%	4.36%	3.58%	—%	3.58%
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
(5) Fixed income assets include fixed maturities and cash and restricted cash, and funds held by reinsured companies.
(6) These amounts are a two period average of the amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(7) Annualized investment book yield % is calculated by dividing the annualized income from fixed income assets by average aggregate fixed income assets, at cost.
*Non-GAAP measure.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      69

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment

Results of Operations by Segment - For the Three Months Ended March 31, 2024 and 2023

Effective January 1, 2024, our business is organized into two reportable segments: (i) Run-off and (ii) Investments. In addition, our Corporate and other activities, which do not qualify as an operating segment, include income and expense items that are not directly attributable to our reportable segments and activities from the former Assumed Life and Legacy Underwriting reportable segments.
Effective January 1, 2024, Assumed Life and Legacy Underwriting are no longer reportable segments as they ceased all business activities following the series of commutation and novation transactions in Enhanzed Re and the settlement of the arrangements between SGL No. 1, Arden, and Atrium. Any residual activities of the former Assumed Life and Legacy Underwriting reportable segments will be prospectively included within our Corporate and other activities (all of which are expected to be immaterial). See Note 2 to the consolidated financial statements for additional information.
The following is a discussion of our results of operations by segment.
Run-off Segment

The following is a discussion and analysis of the results of operations for our Run-off segment.

	Three Months Ended
	March 31,		$ Change
	2024	2023
REVENUES	(in millions of U.S. dollars)
Net premiums earned	$11	$8	$3
Other income:
Reduction in estimates of net ultimate defendant A&E liabilities - prior periods	—	2	(2)
Reduction in estimated future defendant A&E expenses	1	1	—
All other income	2	2	—
Total other income	3	5	(2)
Total revenues	14	13	1

EXPENSES
Net incurred losses and LAE:
Current period	5	10	(5)
Prior periods:
Reduction in estimates of net ultimate losses	(6)	(15)	9
Reduction in provisions for ULAE	(17)	(18)	1
Total prior periods	(23)	(33)	10
Total net incurred losses and LAE	(18)	(23)	5
Acquisition costs	1	2	(1)
General and administrative expenses	42	39	3
Total expenses	25	18	7

SEGMENT NET LOSS	$(11)	$(5)	$(6)
Overall Results
Three Months Ended March 31, 2024 versus 2023: Net loss from our Run-off segment was $11 million compared to net loss of $5 million in the comparative quarter, primarily due to:
•A $10 million decrease in favorable PPD in the current quarter, mainly driven by a $9 million increase in the reduction in estimates of net ultimate losses in the comparative quarter.
◦During the first quarter of 2024, the net favorable development was primarily due to favorable development on our Professional Indemnity/Directors and Officers line of business of $29 million driven by favorable claims experience and favorable development on our Asbestos line of business of $24 million resulting from actuarial analysis. These were partially offset by adverse development on our General Casualty line of business of $18 million driven by adverse claims experience and adverse development on our Environmental line of business of $25 million due to results from actuarial reviews in the period.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      70

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Run-off Segment

◦In comparison, during the first quarter of 2023 we recognized favorable development of $11 million on our workers’ compensation line of business as a result of favorable claims experience, most notably in the 2021 acquisition year.
•A net favorable change in current period net incurred losses and LAE and acquisition costs of $6 million.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      71

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

Investments Segment

The following is a discussion and analysis of the results of operations for our Investments segment.

	Three Months Ended
	March 31,		$ Change
	2024	2023
	(in millions of U.S. dollars)
REVENUES
Net investment income:
Fixed maturities	$142	$131	$11
Cash and restricted cash	8	5	3
Other investments, including equities	20	24	(4)
Less: Investment expenses	(10)	(4)	(6)
Total net investment income	160	156	4
Net realized losses:
Fixed maturities	(6)	(18)	12
Total net realized losses	(6)	(18)	12
Fair value changes in:
Fixed maturities, trading	(19)	59	(78)
Other investments, including equities	104	147	(43)
Total fair value changes in trading securities and other investments	85	206	(121)
Total revenues	239	344	(105)

EXPENSES
General and administrative expenses	10	11	(1)
Total expenses	10	11	(1)

(Loss) income from equity method investments	(5)	11	(16)

SEGMENT NET INCOME	$224	$344	$(120)
Overall Results
Three Months Ended March 31, 2024 versus 2023: Net income from our Investments segment was $224 million for the three months ended March 31, 2024 compared to net income of $344 million for the three months ended March 31, 2023. The variance of $120 million was primarily due to:
•a decrease in the gain from fair value changes in fixed maturities of $78 million, primarily as a result of increases in interest rates across U.S., U.K. and European markets in the current period, in comparison to decreases in interest rates in the comparative period;
•fair value change in other investments, including equities, of $104 million, compared to $147 million in the comparative period. The decrease of $43 million was primarily driven by:
◦a decrease in gain in the fair value change in other investments of $18 million for the three months ended March 31, 2024, primarily driven by an unfavorable variance in the fair value change of an embedded derivative in relation to the Aspen LPT, partially offset by increases in the fair value change related to CLO equity funds, private equity funds, real estate funds and high yield bond and loan funds relative to the comparative quarter; and
◦a decrease in the gain in fair value changes in equities of $16 million for the three months ended March 31, 2024, largely as a result of the reduced amount of equities within the investment portfolio relative to the comparative quarter.
•an increase in our net investment income of $4 million, which is primarily due to the reinvestment of fixed maturities at higher yields, deployment of consideration received from deals closed over the past 12 months and
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      72

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

the impact of rising interest rates on the $3.1 billion of our average fixed maturities outstanding during the current period that are subject to floating interest rates. Our floating rate investments generated net investment income of $58 million, an increase of $2 million in comparison to the comparative quarter.
Total Investments
Fixed maturities
Refer to the below tables for the fair value, duration, and credit rating of our fixed maturities in our Run-off segment:

	March 31, 2024				December 31, 2023
	Fair Value	%	Duration (years) (1)	Credit Rating (1)	Fair Value	%	Duration (years) (1)	Credit Rating (1)
	(in millions of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS
U.S. government & agency	$291	3.2%	4.8	AA+	$326	3.4%	4.5	AA+
U.K. government	60	0.7%	10.5	A+	72	0.8%	10.3	A+
Other government	364	4.1%	4.9	AA	391	4.1%	5.0	AA
Corporate	3,927	43.7%	5.3	A-	4,131	43.5%	5.4	A-
Municipal	132	1.5%	7.0	AA-	142	1.5%	7.6	AA-
Residential mortgage-backed	465	5.2%	5.1	AA	487	5.1%	5.2	AA
Commercial mortgage-backed	856	9.5%	1.5	AA-	841	8.9%	1.6	AA-
Asset-backed	860	9.6%	1.2	A	884	9.3%	1.0	A
Total - Fixed maturity and short-term investments, trading and AFS	6,955	77.5%	4.4	A	7,274	76.6%	4.5	A
Fixed maturities included in funds held - directly managed	2,019	22.5%	4.2	A	2,216	23.4%	4.3	A
	$8,974	100.0%	4.3	A	$9,490	100.0%	4.4	A
(1) The average duration and average credit ratings calculation includes short-term investments, fixed maturities and the fixed maturities within our funds held-directly managed portfolios.
The overall decrease in our fixed maturities of $516 million when comparing March 31, 2024 to December 31, 2023 was primarily driven by the impact of net paid losses and fair value changes.
Other investments, including equities
Refer to the below table for the composition of our other investments, including equities:

	March 31, 2024	December 31, 2023
	(in millions of U.S. dollars)
Equities
Publicly traded equities	$310	$275
Exchange-traded funds	84	82
Privately held equities	344	344
Total	$738	$701

Other investments
Hedge funds	$559	$491
Fixed income funds	550	605
Equity funds	4	4
Private equity funds	1,706	1,617
CLO equities	60	60
CLO equity funds	161	182
Private credit funds	642	625
Real estate debt funds	336	269
Total	$4,018	$3,853
Our equities increased by $37 million and other investments increased by $165 million from December 31, 2023 to March 31, 2024, primarily due to fair value changes and the funding of various asset strategies, in line with our strategic asset allocation.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      73

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

Equity Method Investments
Refer to the below table for a summary of our equity method investments, which does not include those investments we have elected to measure under the fair value option:

	As of		Three Months Ended	As of		Three Months Ended
	March 31, 2024		March 31, 2024	December 31, 2023		March 31, 2023
	Ownership %	Carrying Value	Income (loss) from Equity Method Investments	Ownership %	Carrying Value	Income (loss) from Equity Method Investments
	(in millions of U.S. dollars)
Citco (1)	—%	$—	$—	—%	$—	$1
Monument Re (2)	24.6%	63	(30)	20.0%	95	(1)
Core Specialty	19.9%	251	26	19.9%	225	11
Other	27.0%	12	(1)	27.0%	14	—
		$326	$(5)		$334	$11
(1) Prior to the sale of our entire equity interest in Citco during the fourth quarter of 2023, we owned 31.9% of the common shares in HH CITCO Holdings Limited which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco.
(2) As of March 31, 2024, we own 24.6% of the common shares in Monument Re. We converted all of our preferred shares in Monument Midco to common shares in Monument Re on January 2, 2024. As of December 31, 2023, we owned 20.0% of the common shares in Monument Re as well as preferred shares in Monument Midco which had fixed dividend yields (where declared) and whose balances were included in the Investment amount.
Carrying Value and (Loss) Income from Equity Method Investments
The carrying value of our equity method investments decreased from December 31, 2023 primarily due to $5 million in loss from equity method investments for the three months ended March 31, 2024, which included a $30 million loss from our equity method investment in Monument, offset by earnings of $26 million from our equity method investment in Core Specialty.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      74

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Assumed Life Segment

Assumed Life Segment

The Assumed Life segment consisted of life and property aggregate excess of loss (catastrophe) business relating to Enhanzed Re.
During 2022, Enhanzed Re entered into a Master Agreement, through which we completed a series of commutation and novation agreements that allowed us to unwind Enhanzed Re’s operations in an orderly manner.
Transactions completed in the fourth quarter of 2022 were recognized in the first quarter of 2023, including the novation of our reinsurance of a closed block of life annuity policies to Monument Re and the repurchase of the remaining 24.9% interest in Enhanzed Re from Allianz.
Overall Results
Three Months Ended March 31, 2023: Net income from our Assumed Life segment of $275 million for the three months ended March 31, 2023 was primarily due to the net gain recognized on the completion of the novation of the Enhanzed Re reinsurance of a closed block of life annuity policies.
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
Our net income attributable to Enstar was further reduced by $81 million, the amount attributable to Allianz’s 24.9% noncontrolling interest in Enhanzed Re at the time of the transaction. This amount has been recorded within our “Corporate and other activities”.
Our total first quarter 2023 net income attributable to Enstar from this novation transaction was $194 million.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      75

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Legacy Underwriting Segment

Legacy Underwriting Segment

The former Legacy Underwriting segment previously consisted of direct underwriting activities.
Overall Results
Three Months Ended March 31, 2023:
The Legacy Underwriting segment results comprised of SGL No.1 Limited’s (“SGL No.1”) 25% gross share of the 2020 and prior underwriting years of Atrium’s Syndicate 609 at Lloyd’s, less the impact of reinsurance agreements with Arden and a Syndicate 609 Capacity Lease Agreement with Atrium 5 Limited.
The contractual arrangements between SGL No. 1, Arden and Atrium relating to the reinsurance agreements and the Capacity Lease Agreement settled in the second quarter of 2023 for the economic benefit of Atrium, and there was no net retention by Enstar. As a result of the settlement, we did not record and do not expect to record any transactions in the Legacy Underwriting segment in 2023 and 2024, respectively.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      76

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Corporate and other

Corporate and other

The following is a discussion and analysis of our results of operations for our Corporate and other activities.

	Three Months Ended
	March 31,		$ Change
	2024	2023
REVENUES	(in millions of U.S. dollars)
Other income:
Amortization of fair value adjustments (1)	$(4)	$(4)	$—
All other income	1	4	(3)
Total revenues	(3)	—	(3)

EXPENSES
Net incurred losses and LAE - prior periods:
Amortization of fair value adjustments	3	3	—
Changes in fair value - fair value option (2)	(4)	20	(24)
Total net incurred losses and LAE - prior periods	(1)	23	(24)
Amortization of net deferred charge assets	30	17	13
General and administrative expenses	35	39	(4)
Total expenses	64	79	(15)

Interest expense	(22)	(23)	1
Net foreign exchange gains	9	6	3
Income tax (expense) benefit	(5)	1	(6)
Net income attributable to noncontrolling interests	—	(86)	86
Dividends on preferred shares	(9)	(9)	—

NET LOSS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(94)	$(190)	$96
(1) Amortization of fair value adjustments relates to the acquisition of DCo and Morse TEC.
(2) Comprises the discount rate and risk margin components.
Overall Results
Three Months Ended March 31, 2024 versus 2023: Net loss attributable to Enstar ordinary shareholders from our Corporate and other activities was $94 million and $190 million for the three months ended March 31, 2024 and 2023, respectively, primarily due to:
•a decrease in net income attributable to noncontrolling interests of $86 million, that was primarily a result of attributing $81 million of the gain on novation of the Enhanzed Re reinsurance closed block of life annuity policies to Allianz’s 24.9% equity interest in Enhanzed Re at the time of the transaction, in the comparative quarter; and
•changes in the fair value of the 2017 and 2018 portfolios where we elected the fair value option which resulted in a $4 million reduction in liabilities in the first quarter of 2024 primarily driven by an increase in U.K. corporate bond yields during the first quarter of 2024. The corporate bond yields, which form a component of the discount rate used to calculate the fair value of the liabilities, are matched to the original currencies of the underlying loss portfolios, of which GBP is the predominant currency for those portfolios that we have elected to measure at fair value using the fair value option. In comparison, we recognized a $20 million increase of such liabilities in the first quarter 2023 due to a decline in interest rates; partially offset by
•An increase in the amortization of net deferred charge assets of $13 million, driven by an increase in net DCA balances as a result of transactions completed subsequent to March 31, 2023.

Enstar Group Limited | First Quarter 2024 | Form 10-Q                      77

Item 2 | Management's Discussion and Analysis | Current Outlook

Current Outlook

Run-off Outlook

Transactions
On April 30, 2024, one of our wholly owned subsidiaries reached an agreement for a loss portfolio transfer with a subsidiary of SiriusPoint Ltd. (“SiriusPoint”) to reinsure a portfolio of workers compensation business covering underwriting years 2018 to 2023. SiriusPoint will cede $400 million of net reserves and our subsidiary will provide $200 million of additional cover in excess of the ceded reserves. The closing of the transaction is subject to regulatory approval and other closing conditions.
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
Investment Outlook

We expect global financial markets to remain uncertain throughout 2024 due to the lagged impact of higher interest rates and tighter financial conditions, a potential economic recession, resilient inflation, US Presidential elections and the macroeconomic effects of ongoing geopolitical conflicts and tensions.
Market expectations around the future path of interest rates will represent a continued source of volatility, as global central banks attempt to engineer a soft landing by normalizing interest rates while closely monitoring inflation. If interest rates rise and/or credit spreads widen, we may recognize unrealized losses and fair value changes on our fixed maturities and incur a higher rate of borrowing and interest costs if we renew or borrow under credit facilities in the current environment.
Despite this, elevated interest rates can represent an opportunity for us in the medium to long term, notably;
•As of March 31, 2024, we hold 17.4% of our portfolio, or $3.1 billion, in fixed maturity investments with floating interest rates which, should interest rates remain elevated, would be accretive to future investment book yields. We have earned $58 million and $56 million of net investment income from our floating rate investments for the three months ended March 31, 2024 and 2023, respectively, which were generally indexed to LIBOR1 through June 30, 2023 and SOFR thereafter.
•Higher interest rates have provided us with the opportunity to reinvest at higher yields as our securities mature or as we invest a significant portion of consideration received from new business in fixed maturities.
We expect that the cumulative unrealized losses and fair value changes we have recognized on our fixed maturities since 2022 will be recouped as these assets get closer to their maturity and the prices pull to par, assuming we do not, or are otherwise not required to, sell such investments prior to maturity. We may also undertake tactical repositioning of our portfolio as opportunities arise to achieve better alignment with our investment strategy, rather than waiting for certain fixed maturities to pull to par, which may result in the recognition of previously unrealized losses within our income statement with a corresponding reclassification adjustment in other comprehensive income. Such adjustments would be neutral to equity since the unrealized losses are recorded as a component of
1 LIBOR was ceased on June 30, 2023 and replaced by the Secured Overnight Financing Rate (“SOFR”).
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      78

Item 2 | Management's Discussion and Analysis | Current Outlook

accumulated other comprehensive income. Any investment repositioning may also have a corresponding impact to our investment book yield.
We expect global equity markets to remain volatile in 2024, and this, combined with our reporting lag on certain investments, may impact the valuation of our risk investments. We invest in public and private assets, which may vary in the magnitude of their exposure to any potential economic recession and other macroeconomic factors.
Despite these challenges, we remain committed to our strategic asset allocation and expect our investments to provide attractive risk adjusted returns and diversification benefits over the medium to long term.
Inflation

We continue to monitor the inflationary impacts resulting from pandemic-related government stimulus and labor force supply pressures on our loss cost trends.
Commencing in 2021, economic inflation rose significantly before peaking in mid-2022 and returning to low single digits in late 2023 and early 2024. During this period our net loss reserves have not been significantly impacted by these inflationary pressures.
Social inflation has been a persistent headwind for the industry for some time. We continue to monitor and seek to actively resolve claims in difficult judicial districts. We closely follow these trends and proactively set appropriate reserves.
As described above, global economic policy responses to inflation have contributed to increases in interest rates, which, in the short term, have had a significant impact on our investments, in particular our fixed maturities. Any further rise in interest rates will have further negative impacts on our fixed maturities in the form of unrealized losses and fair value changes.
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
Minimum Corporate Income Tax

In December 2021, the OECD released the final model rules on Pillar II, an initiative proposing a global minimum tax rate of 15% designed to ensure large multinational enterprises pay a minimum level of tax on the income arising in each jurisdiction where they operate. We have several subsidiaries in jurisdictions that have enacted, or intend to enact, Pillar II legislation, including particularly the U.K., Australia and Belgium.
In response to Pillar II initiatives, the government of Bermuda enacted a 15% corporate income tax in December 2023 that will become effective January 1, 2025. Based on our substantial operations in Bermuda, we expect a meaningful portion of our income will be subject to the Bermuda corporate income tax. However, the Bermuda Corporate income tax will mitigate the impact of Pillar II.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      79

Item 2 | Management's Discussion and Analysis | Current Outlook

We continue to monitor ongoing developments relating to these new tax regimes.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      80

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
Liquidity and Capital Resources Highlights
Uses of Cash During the Three Months Ended March 31, 2024:
•We paid $9 million of cash dividends on our Series D and E Preferred Shares; and
•We paid $32 million of interest coupon payments on our Publicly Issued Notes.
As of March 31, 2024 we had $450 million of cash and cash equivalents, excluding restricted cash, that supports (re)insurance operations. Included in this amount was $234 million held by our foreign subsidiaries outside of Bermuda.
We closed 2023 with an estimated solvency capital ratio of 195%. Based upon our strong financial fundamentals and funding sources available to us, we continue to believe we have access to adequate liquidity and capital resources to meet business requirements under current market conditions and reasonably possible stress scenarios for the foreseeable future. We continuously monitor our liquidity and capital positions and adjust as required by market conditions. The following represent our total capitalization and capitalization attributable to Enstar as of March 31, 2024 and December 31, 2023.
Under the eligible capital rules of the Bermuda Monetary Authority (“BMA”), our Preferred Shares qualify as Tier 2 capital when considering the Bermuda Solvency Capital Requirements (“BSCR”).
For purposes of the financial covenants in our credit facilities, total debt excludes hybrid capital (defined as our Junior Subordinated Notes) not exceeding 15% of total capital attributable to Enstar. As of March 31, 2024, we were in compliance with the financial covenants in our credit facilities.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      81

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Liquidity and Capital Resources of Holding Company and subsidiaries

Holding Company Liquidity
We conduct substantially all of our operations through our subsidiaries. As such, the potential sources of liquidity to Enstar as a holding company consist of cashflows from our subsidiaries, including dividends, advances and loans, and interest income on loans to our subsidiaries. We have available borrowing capacity under our revolving credit facility, and we have obtained funding through the issuance of senior notes and preferred shares. The holding company also guaranteed our Junior Subordinated Notes issued by one of our subsidiaries in prior years.
As of March 31, 2024, we had $800 million of available unutilized capacity under our unsecured revolving credit agreement, which expires in May 2028. We may request additional commitments under the facility up to an aggregate amount of $200 million, which the existing lenders, in their discretion, or new lenders, may provide. To date, we have not requested any additional commitments under the facility.
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
Based on existing tax laws, regulations and our current intentions, there were no accruals as of March 31, 2024 for any material withholding taxes on dividends or other distributions.
Sources and Uses of Cash

Cash and cash equivalents decreased by $70 million during the three months ended March 31, 2024, which was largely due to cash used in operating and financing activities of $168 million and $8 million, respectively, partially offset by cash provided by investing activities of $102 million.
Cash and cash equivalents decreased by $187 million during the three months ended March 31, 2023, which was largely due to cash used in financing activities of $349 million, partially offset by cash provided by operating activities and investing activities of $70 million and $94 million, respectively.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      82

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

	Analysis of Sources and Uses of Cash
	Three Months Ended March 31,
	2024	2023	$ Change
	(in millions of U.S. dollars)
Operating Cash Flow Activities
Net paid losses	$(670)	$(677)	$7
Net sales and maturities of trading securities	66	323	(257)
Net investment income	161	116	45
Cash consideration received for novation	—	94	(94)
Other sources	275	214	61
Net cash flows (used in) provided by operating activities	(168)	70	(238)
Investing Cash Flow Activities
Net sales of AFS securities	184	147	37
Net purchases of other investments	(83)	(54)	(29)
Other sources	1	1	—
Net cash flows provided by investing activities	102	94	8
Financing Cash Flow Activities
Preferred share dividends	(9)	(9)	—
Share repurchases	—	(340)	340
Other	1	—	1
Net cash flows used in financing activities	$(8)	$(349)	$341
Analysis of Sources and Uses of Cash
Operating Cash Flow Activities
2024 vs 2023: Cash used in operating activities of $168 million for the three months ended March 31, 2024 was driven by net paid losses of $670 million, partially offset by net sales and maturities of trading securities of $66 million, $161 million from receipt of net investment income and other sources of $275 million, which was largely generated by the release of funds held balances to cover net paid claims on certain portfolios. In comparison, cash provided by operating activities of $70 million for the three months ended March 31, 2023 was driven by net sales and maturities of trading securities of $323 million and other sources of $214 million, which was largely generated by the release of funds held balances to cover net paid claims on certain portfolios, net investment income received of $116 million, and cash consideration for the Enhanzed Re gain on novation of $94 million. These net inflows were partially offset by net paid losses of $677 million.
Investing Cash Flow Activities
2024 vs 2023: Cash provided by investing activities of $102 million for the three months ended March 31, 2024 was primarily due to net sales of fixed maturities, AFS of $184 million, partially offset by net purchases of other investments of $83 million. In comparison, cash provided by investing activities of $94 million for the three months ended March 31, 2023 was primarily due to net sales of fixed maturities, AFS of $147 million, partially offset by net purchases of other investments of $54 million.
Financing Cash Flow Activities
2024 vs 2023: Cash used in financing activities of $8 million for the three months ended March 31, 2024 was primarily driven by the payment of preferred share dividends of $9 million. In comparison, cash used in financing activities of $349 million for the three months ended March 31, 2023 was largely driven by share repurchases of $340 million, as a result of our strategic repurchase of our non-voting convertible ordinary shares during the first quarter of 2023.

Enstar Group Limited | First Quarter 2024 | Form 10-Q                      83

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

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
As of March 31, 2024, to our knowledge, all of our (re)insurance subsidiaries’ capital requirement levels were in excess of the minimum levels required for their respective regulatory jurisdictions.
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
Our debt obligations as of March 31, 2024 and December 31, 2023 were as follows:

Facility	Origination Date	Term	March 31, 2024	December 31, 2023
			(in millions of U.S. dollars)
4.95% Senior Notes due 2029	May 2019	10 years	$496	$496
3.10% Senior Notes due 2031	August 2021	10 years	496	496
Total Senior Notes			992	992
5.75% Junior Subordinated Notes due 2040	August 2020	20 years	346	345
5.50% Junior Subordinated Notes due 2042	January 2022	20 years	494	494
Total Junior Subordinated Notes			840	839
Total debt obligations			$1,832	$1,831
Under the eligible capital rules of the BMA, the Senior Notes qualify as Tier 3 capital and the Junior Subordinated Notes qualify as Tier 2 capital when considering the BSCR.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      84

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
The following table presents our credit ratings as of May 2, 2024:

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
Contractual Obligations

Reserves for Losses and LAE
We generally attempt to match the duration of our investment portfolio to the duration of our general liability profile and generally seek to maintain investment portfolios that are shorter or of equivalent duration to the liabilities in order to provide liquidity for the settlement of losses and, where possible, to avoid having to liquidate longer-dated investments. The settlement of liabilities also has the potential to accelerate the natural payout of losses and policyholder benefits, which may require additional liquidity. As of March 31, 2024 and December 31, 2023, the weighted average estimated durations of our Run-off segment gross reserves for losses and LAE were 4.69 and 4.72 years, respectively.
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
2 For information on risks related to our credit ratings, refer to "Item 1A. Risk Factors - Risks Relating to Liquidity and Capital Resources" and "Item 1A. Risk Factors - Risks Relating to Ownership of our Shares" in our Annual Report on Form 10-K for the year ended December 31, 2023.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      85

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Off-Balance Sheet Arrangements

As of March 31, 2024, we have entered into certain investment commitments and parental guarantees. We do not believe it is reasonably likely that these arrangements will have a material unplanned current or future effect on our financial condition as they are considered in normal course of business and on-going stress testing.
We also utilize unsecured and secured letters of credit3 (“LOCs”) and a deposit facility.
The following table represents our outstanding unfunded investment commitments and LOCs by duration as of March 31, 2024:

	Short-Term	Long-Term
	Less than 1 Year	More than 1 Year	Total
	(in millions of U.S. dollars)
Investing Activities
Unfunded investment commitments	$335	$1,237	$1,572
Financing Activities
Letters of credit	$—	$1,769	1,769

3 Refer to Note 18 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for further details.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      86

Item 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk. For the three months ended March 31, 2024, there were no material changes to these market risks or our policies to address these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      87

Item 4. Controls and Procedures

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Enstar Group Limited | First Quarter 2024 | Form 10-Q                      88

Part II - Other Information

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 15 to our unaudited condensed consolidated financial statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. The risk factors identified therein have not materially changed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
There were no ordinary shares acquired by the Company during the three months ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Enstar Group Limited | First Quarter 2024 | Form 10-Q                      89

Part II - Other Information

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K/A filed on May 2, 2011).
3.2	Sixth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 15, 2021).
3.3	Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 17, 2016).
3.4	Certificate of Designations of 7.00% fixed-to-floating rate perpetual non-cumulative preference shares, Series D (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 27, 2018).
3.5	Certificate of Designations of 7.00% perpetual non-cumulative preference shares, Series E (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 21, 2018).
10.1*+	Amended and Restated Employment Agreement, dated June 6, 2023, by and between Enstar (US), Inc. and Nazar Alobaidat.
10.2*+	Amendment No. 2 to the Employment Agreement, dated April 4, 2024, between Enstar (US), Inc. and Paul Brockman.
10.3*+s	Contract of Employment, dated April 4, 2024, between Enstar (EU) Limited and Paul Brockman.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
_______________________________
*    filed herewith
**    furnished herewith
+    denotes management contract or compensatory arrangement
s    certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request
Enstar Group Limited | First Quarter 2024 | Form 10-Q                      90

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2024.

ENSTAR GROUP LIMITED

By:	/s/ Matthew Kirk
Matthew Kirk Chief Financial Officer, Authorized Signatory and Principal Financial Officer

By:	/s/ Girish Ramanathan
Girish Ramanathan Chief Accounting Officer and Principal Accounting Officer

Enstar Group Limited | First Quarter 2024 | Form 10-Q                      91