Form 10-Q
period 2024-06-30
Enstar Group LTD
filed 2024-07-31
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As at July 30, 2024, the registrant had outstanding 15,231,654 voting ordinary shares, par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2024

GLOSSARY OF KEY TERMS

A&E	Asbestos and environmental
Acquisition costs	Costs that are directly related to the successful efforts of acquiring new insurance contracts or renewing existing insurance contracts, and which principally consist of incremental costs such as: commissions, brokerage expenses, premium taxes and other fees incurred at the time that a contract or policy is issued.
ADC	Adverse development cover – A retrospective reinsurance arrangement that will insure losses in excess of an established reserve and provide protection up to a contractually agreed amount.
Adjusted RLE	Adjusted run-off liability earnings - Non-GAAP financial measure calculated by dividing adjusted prior period development by average adjusted net loss reserves. See “Non-GAAP Financial Measures” for reconciliation.
Adjusted ROE	Adjusted return on equity - Non-GAAP financial measure calculated by dividing adjusted operating income (loss) attributable to Enstar ordinary shareholders by adjusted opening Enstar ordinary shareholders’ equity. See “Non-GAAP Financial Measures” for reconciliation.
Adjusted Term SOFR	Adjusted forward-looking term rate based on the Secured Overnight Financing Rate.
Adjusted TIR	Adjusted total investment return - Non-GAAP financial measure calculated by dividing adjusted total investment return by average adjusted total investable assets. See “Non-GAAP Financial Measures” for reconciliation.
AFS	Available-for-sale
ALAE	Allocated loss adjustment expenses
Allianz	Allianz SE
AmTrust	AmTrust Financial Services, Inc.
Annualized	Calculation of the quarterly result or year-to-date result multiplied by four and then divided by the number of quarters elapsed within the applicable year-to-date period.
AOCI	Accumulated other comprehensive income
APIC	Additional Paid-in Capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Arden	Arden Reinsurance Company Ltd.
Atrium	Atrium Underwriting Group Limited
bps	Basis point(s)
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
BVPS	Book value per ordinary share - GAAP financial measure calculated by dividing Enstar ordinary shareholders’ equity by the number of ordinary shares outstanding.
Cavello	Cavello Bay Reinsurance Limited, a wholly-owned subsidiary
CODM	Chief operating decision maker
Citco	Citco III Limited
CLO	Collateralized loan obligation
Core Specialty	Core Specialty Insurance Holdings, Inc.
CPP Investments	Canada Pension Plan Investment Board
DCo	DCo LLC
Defendant A&E liabilities	Defendant asbestos and environmental liabilities - Non-insurance liabilities relating to amounts for indemnity and defense costs for pending and future claims, as well as amounts for environmental liabilities associated with properties.
DCA	Deferred charge asset - The amount by which estimated ultimate losses payable exceed the consideration received at the inception of a retroactive reinsurance agreement and that are subsequently amortized over the estimated loss settlement period.

GLOSSARY OF KEY TERMS

DGL	Deferred gain liability - The amount by which consideration received exceeds estimated ultimate losses payable at the inception of a retroactive reinsurance agreement and that are subsequently amortized over the estimated loss settlement period.
EB Trust	Enstar Group Limited Employee Benefit Trust
Enhanzed Re	Enhanzed Reinsurance Ltd.
Enstar	Enstar Group Limited and its consolidated subsidiaries
Enstar Finance	Enstar Finance LLC
Exchange Transaction	The exchange of a portion of our indirect interest in Northshore for all of the Trident V Funds’ indirect interest in StarStone U.S.
FAL	Funds at Lloyd's - A deposit in the form of cash, securities, letters of credit or other approved capital instrument that satisfies the capital requirement to support the Lloyd's syndicate underwriting capacity.
FDBVPS	Fully diluted book value per ordinary share - Non-GAAP financial measure calculated by dividing Enstar ordinary shareholders’ equity by the number of ordinary shares outstanding, adjusted for equity awards granted and not yet vested (similar to the calculation of diluted earnings per share). See “Non-GAAP Financial Measures” in Item 7 for reconciliation.
Funds held	The account created with premium due to the reinsurer pursuant to the reinsurance agreement, the balance of which is credited with investment income and losses paid are deducted.
Funds held by reinsured companies	Funds held, as described above, where we receive a fixed crediting rate of return or other contractually agreed return on the assets held.
Funds held - directly managed	Funds held, as described above, where we receive the actual investment portfolio return on the assets held.
Future policyholder benefits	The liability relating to life reinsurance contracts, which are based on the present value of anticipated future cash flows and mortality rates.
GCM Fund	GCM Blue Sails Infrastructure Offshore Opportunities Fund, L.P.
Go-shop	A 35-day period immediately following the date of the Merger Agreement during which the Company's Board of Directors and advisors may solicit alternative acquisition proposals from third parties.
IBNR	Incurred but not reported - The estimated liability for unreported claims that have been incurred, as well as estimates for the possibility that reported claims may settle for amounts that differ from the established case reserves as well as the potential for closed claims to re-open.
ILS	Insurance Linked Securities
Investable assets	The sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held
JSOP	Joint Share Ownership Plan
LAE	Loss adjustment expenses
Lloyd's	This term may refer to either the society of individual and corporate underwriting members that pool and spread risks as members of one or more syndicates, or the Corporation of Lloyd’s, which regulates and provides support services to the Lloyd’s market
LOC	Letter of credit
LPT	Loss Portfolio Transfer - Retroactive reinsurance transaction in which loss obligations that are already incurred are ceded to a reinsurer, subject to any stipulated limits
Merger	Series of mergers resulting in the Company surviving the Merger as a wholly-owned subsidiary of Elk Bidco Limited, an exempted company limited by shares existing under the laws of Bermuda
Merger Agreement	Enstar Group Limited entered into an Agreement and Plan of Merger with Elk Bidco Limited, which is backed by equity commitments from investment vehicles managed or advised by affiliates of Sixth Street Partners, LLC.
Monument Midco	Monument Midco Limited, a wholly owned subsidiary of Monument Re
Monument Re	Monument Insurance Group Limited
Morse TEC	Morse TEC LLC
NAV	Net asset value
NCI	Noncontrolling interests

GLOSSARY OF KEY TERMS

New business	Material transactions, which generally take the form of reinsurance or direct business transfers, or business acquisitions.
NIFO	Net investment in foreign operation
Northshore	Northshore Holdings Limited
OLR	Outstanding loss reserves - Provisions for claims that have been reported and accrued but are unpaid at the balance sheet date.
Parent	Elk Bidco Limited
pps	Percentage point(s)
PPD	Prior period development - Changes to loss estimates recognized in the current calendar year that relate to loss reserves established in previous calendar years.
Private equity funds	Investments in limited partnerships and limited liability companies
QBE	QBE Insurance Group Limited
RACQ	RACQ Insurance Limited
Reinsurance to close (RITC)	A business transaction to transfer estimated future liabilities attached to a given year of account of a Lloyd's syndicate into a later year of account of either the same or different Lloyd's syndicate in return for a premium.
Reserves for losses and LAE	Management's best estimate of the ultimate cost of settling losses as of the balance sheet date. This includes OLR and IBNR.
Retroactive reinsurance	Contracts that provide indemnification for losses and LAE with respect to past loss events.
RLE	Run-off liability earnings – GAAP-based financial measure calculated by dividing prior period development by average net loss reserves.
RNCI	Redeemable noncontrolling interests
ROE	Return on equity - GAAP-based financial measure calculated by dividing net income (loss) attributable to Enstar ordinary shareholders by opening Enstar ordinary shareholders’ equity
Run-off	A line of business that has been classified as discontinued by the insurer that initially underwrote the given risk
Run-off portfolio	A group of insurance policies classified as run-off.
SEC	U.S. Securities and Exchange Commission
SGL No. 1	SGL No. 1 Limited
Sixth Street	Sixth Street Partners, LLC
SSHL	StarStone Specialty Holdings Limited
StarStone International	StarStone's non-U.S. operations
StarStone U.S.	StarStone U.S. Holdings, Inc. and its subsidiaries
Stone Point	Stone Point Capital LLC
TIR	Total investment return - GAAP financial measure calculated by dividing total investment return, including other comprehensive income, for the applicable period by average total investable assets
Trident V Funds	Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P.
U.S. GAAP	Accounting principles generally accepted in the United States of America
ULAE	Unallocated loss adjustment expenses - Loss adjustment expenses relating to run-off costs for the estimated payout of the run-off, such as internal claim management or associated operational support costs.
Unearned premium	The unexpired portion of policy premiums that will be earned over the remaining term of the insurance contract.
VIE	Variable interest entity

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
These forward looking statements should, therefore, be considered in light of various important factors, including those set forth in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023, which could cause actual results to differ materially from those suggested by the forward-looking statements. These risk factors include:
•the completion of the Merger (as defined herein) on the anticipated terms and timing;
•the satisfaction of other conditions to the completion of the Merger, including obtaining required shareholder and regulatory approvals;
•the risk that our stock price may fluctuate during the pendency of the Merger and may decline if the Merger is not completed;
•potential litigation relating to the Merger that could be instituted against us or our directors, managers or officers, including the effects of any outcomes related thereto;
•the risk that disruptions from the Merger (including the ability of certain customers to terminate or amend contracts upon a change of control) will harm our business, including current plans and operations, including during the pendency of the Merger;
•our ability to retain and hire key personnel;
•the diversion of management’s time and attention from ordinary course business operations to completion of the Merger and integration matters;
•potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Merger;
•legislative, regulatory and economic developments;
•potential business uncertainty, including changes to existing business relationships, during the pendency of the Merger that could affect our financial performance;
•certain restrictions during the pendency of the proposed transaction that may impact our ability to pursue certain business opportunities or strategic transactions;
•unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, outbreaks of war or hostilities or global pandemics, as well as management’s response to any of the aforementioned factors;
•the possibility that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•unexpected costs, liabilities or delays associated with the Merger;
•the response of competitors to the Merger;
•the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger, including in circumstances requiring us to pay a termination fee;
•the risk that an active trading market for the newly issued preferred shares that our holders of the depositary shares representing our preferred shares will receive in the Merger does not exist and may not develop;

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

•operational risks, including cybersecurity events, external hazards, human failures or other difficulties with our information technology systems that could disrupt our business or result in the loss of critical and confidential information, increased costs; and
•risks relating to the ownership of our shares resulting from certain provisions of our bye-laws and our status as a Bermuda company.
The factors listed above should not be construed as exhaustive and should be read in conjunction with the Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. We undertake no obligation to publicly update or review any forward-looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 9

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2024 and December 31, 2023

	June 30, 2024	December 31, 2023
	(expressed in millions of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$9	$2
Short-term investments, available-for-sale, at fair value (amortized cost: 2024 — $45; 2023 — $62)	45	62
Fixed maturities, trading, at fair value	1,698	1,949
Fixed maturities, available-for-sale, at fair value (amortized cost: 2024 — $5,381; 2023 — $5,642; net of allowance: 2024 — $14; 2023 — $16)	4,971	5,261
Funds held	4,730	5,251
Equities, at fair value (cost: 2024 — $602; 2023 — $615)	761	701
Other investments, at fair value (includes consolidated variable interest entity: 2024 - $101; 2023 - $59)	4,091	3,853
Equity method investments	318	334
Total investments (Note 5 and Note 11)	16,623	17,413
Cash and cash equivalents (includes consolidated variable interest entity: 2023 — $8)	469	564
Restricted cash and cash equivalents	283	266
Accrued interest receivable	63	71
Reinsurance balances recoverable on paid and unpaid losses (net of allowance: 2024 — $119; 2023 — $131)	582	740
Reinsurance balances recoverable on paid and unpaid losses, at fair value (Note 11)	199	217
Insurance balances recoverable (net of allowance: 2024 — $4; 2023 — $5) (Note 10)	169	172
Net deferred charge assets (Note 7)	687	731
Other assets	821	739
TOTAL ASSETS	$19,896	$20,913

LIABILITIES
Losses and loss adjustment expenses (Note 8)	$10,148	$11,196
Losses and loss adjustment expenses, at fair value (Note 8 and Note 11)	1,056	1,163
Defendant asbestos and environmental liabilities (Note 10)	540	567
Insurance and reinsurance balances payable	32	43
Debt obligations	1,832	1,831
Other liabilities (includes consolidated variable interest entity: 2024 and 2023 — $1)	408	465
TOTAL LIABILITIES	14,016	15,265

COMMITMENTS AND CONTINGENCIES (Note 17)

SHAREHOLDERS’ EQUITY (Note 14)
Voting ordinary shares (par value $1 each, issued and outstanding 2024: 15,230,911; 2023: 15,196,685)	15	15
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2024 and 2023: 388,571)	—	—
Series D Preferred Shares (issued and outstanding 2024 and 2023: 16,000; liquidation preference $400)	400	400
Series E Preferred Shares (issued and outstanding 2024 and 2023: 4,400; liquidation preference $110)	110	110
Treasury shares, at cost:
Series C Preferred shares (2024 and 2023: 388,571)	(422)	(422)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2024 and 2023: 565,630)	(1)	(1)
Additional paid-in capital	591	579
Accumulated other comprehensive loss	(357)	(336)
Retained earnings	5,435	5,190
Total Enstar Shareholders’ Equity	5,771	5,535
Noncontrolling interests (Note 13)	109	113
TOTAL SHAREHOLDERS’ EQUITY	5,880	5,648
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,896	$20,913
See accompanying notes to the unaudited condensed consolidated financial statements.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 10

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(expressed in millions of U.S. dollars, except share and per share data)
REVENUES
Net premiums earned	$5	$7	$16	$15
Net investment income	155	172	315	328
Net realized losses	(9)	(25)	(15)	(43)
Fair value changes in trading securities, funds held and other investments	86	(2)	171	204
Other (loss) income	(1)	2	(1)	282
Total revenues	236	154	486	786

EXPENSES
Net incurred losses and loss adjustment expenses
Current period	4	3	9	13
Prior periods	(62)	(10)	(86)	(20)
Total net incurred losses and loss adjustment expenses	(58)	(7)	(77)	(7)
Amortization of net deferred charge assets	29	24	59	41
Acquisition costs	1	4	2	6
General and administrative expenses	98	85	185	174
Interest expense	23	22	45	45
Net foreign exchange losses (gains)	1	5	(8)	(1)
Total expenses	94	133	206	258

INCOME BEFORE INCOME TAXES	142	21	280	528
Income tax benefit (expense)	2	4	(3)	5
(Loss) income from equity method investments	(8)	14	(13)	25
NET INCOME	136	39	264	558
Less: Net income attributable to noncontrolling interests	(1)	(9)	(1)	(95)
NET INCOME ATTRIBUTABLE TO ENSTAR	135	30	263	463
Dividends on preferred shares	(9)	(9)	(18)	(18)
NET INCOME ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$126	$21	$245	$445

Earnings per ordinary share attributable to Enstar Ordinary Shareholders:
Basic	$8.59	$1.36	$16.72	$27.44
Diluted	$8.49	$1.34	$16.49	$27.19
Weighted average ordinary shares outstanding:
Basic	14,664,767	15,460,318	14,652,962	16,216,080
Diluted	14,846,505	15,660,981	14,854,673	16,366,517

See accompanying notes to the unaudited condensed consolidated financial statements.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 11

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(expressed in millions of U.S. dollars)
NET INCOME	$136	$39	$264	$558

Other comprehensive income (loss), net of income taxes:
Unrealized (losses) gains on fixed maturities, available-for-sale arising during the period	(3)	(34)	(36)	23
Reclassification adjustment for change in allowance for credit losses recognized in net income	(2)	5	(1)	(4)
Reclassification adjustment for net realized losses included in net income	10	20	15	47
Unrealized gains (losses) arising during the period, net of reclassification adjustments	5	(9)	(22)	66
Reclassification adjustment for remeasurement of future policyholder benefits included in net income	—	—	—	(363)
Change in currency translation adjustment	2	(3)	1	2
Change in net liability for losses and LAE at fair value - Instrument-specific credit risk	—	21	—	21
Total other comprehensive income (loss)	7	9	(21)	(274)

Comprehensive income	143	48	243	284
Less: Comprehensive loss attributable to noncontrolling interests	(1)	(10)	(1)	(7)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR	$142	$38	$242	$277

See accompanying notes to the unaudited condensed consolidated financial statements.

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 12

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended June 30, 2024 and 2023

	Share Capital (1)
		Preferred Shares		Treasury Shares
	Voting Ordinary Shares	Series D	Series E	Series C Preferred Shares	JSOP	APIC	AOCI	Retained Earnings	Total Enstar Shareholders' Equity	NCI	Total Shareholders' Equity
	(in millions of U.S. dollars)
Three Months Ended June 30, 2024
Balance as at March 31, 2024	$15	$400	$110	$(422)	$(1)	$585	$(364)	$5,309	$5,632	$114	$5,746
Net income attributable to Enstar or noncontrolling interests	—	—	—	—	—	—	—	135	135	1	136
Dividends on preferred shares	—	—	—	—	—	—	—	(9)	(9)	—	(9)
Amortization of share-based compensation	—	—	—	—	—	8	—	—	8	—	8
Acquisition of noncontrolling shareholders' interest in subsidiary	—	—	—	—	—	—	—	—	—	(6)	(6)
Other comprehensive income, net of tax	—	—	—	—	—	—	7	—	7	—	7
Other	—	—	—	—	—	(2)	—	—	(2)	—	(2)
Balance as at June 30, 2024	$15	$400	$110	$(422)	$(1)	$591	$(357)	$5,435	$5,771	$109	$5,880

Three Months Ended June 30, 2023
Balance as at March 31, 2023	$16	$400	$110	$(422)	$(1)	$440	$(496)	$4,830	$4,877	$7	$4,884
Net income attributable to Enstar or noncontrolling interests (excludes redeemable non controlling interests)	—	—	—	—	—	—	—	30	30	1	31
Dividends on preferred shares	—	—	—	—	—	—	—	(9)	(9)	—	(9)
Amortization of share-based compensation	—	—	—	—	—	8	—	—	8	—	8
Acquisition of noncontrolling shareholders' interest in subsidiary	—	—	—	—	—	—	—	—	—	(1)	(1)
Other comprehensive income, net of tax	—	—	—	—	—	—	8	—	8	—	8
Other	—	—	—	—	—	(1)	—	—	(1)	4	3
Balance as at June 30, 2023	$16	$400	$110	$(422)	$(1)	$447	$(488)	$4,851	$4,913	$11	$4,924
(1) Series C non-voting convertible shares, Series E non-voting convertible shares and Series C convertible participating non-voting shares were excluded from these tables as all amounts were less than $1 million.

See accompanying notes to the unaudited condensed consolidated financial statements.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 13

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2024 and 2023

	Share Capital (1)
		Non-voting Convertible Ordinary Shares	Preferred Shares		Treasury Shares
	Voting Ordinary Shares	Series C	Series D	Series E	Series C Preferred Shares	JSOP	APIC	AOCI	Retained Earnings	Total Enstar Shareholders' Equity	NCI	Total Shareholders' Equity
	(in millions of U.S. dollars)
Six Months Ended June 30, 2024
Balance as at December 31, 2023	$15	$—	$400	$110	$(422)	$(1)	$579	$(336)	$5,190	$5,535	$113	$5,648
Net income attributable to Enstar or noncontrolling interests	—	—	—	—	—	—	—	—	263	263	1	264
Dividends on preferred shares	—	—	—	—	—	—	—	—	(18)	(18)	—	(18)
Amortization of share-based compensation	—	—	—	—	—	—	16	—	—	16	—	16
Acquisition of noncontrolling shareholders' interest in subsidiary	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(21)	—	(21)	—	(21)
Other	—	—	—	—	—	—	(4)	—	—	(4)	1	(3)
Balance as at June 30, 2024	$15	$—	$400	$110	$(422)	$(1)	$591	$(357)	$5,435	$5,771	$109	$5,880

Six Months Ended June 30, 2023
Balance as at December 31, 2022	$16	$1	$400	$110	$(422)	$(1)	$766	$(302)	$4,406	$4,974	$186	$5,160
Net income attributable to Enstar or noncontrolling interests (excludes redeemable noncontrolling interests)	—	—	—	—	—	—	—	—	463	463	86	549
Dividends on preferred shares	—	—	—	—	—	—	—	—	(18)	(18)	—	(18)
Ordinary shares repurchased	—	(1)	—	—	—	—	(339)	—	—	(340)	—	(340)
Amortization of share-based compensation	—	—	—	—	—	—	14	—	—	14	—	14
Acquisition of noncontrolling shareholders' interest in subsidiary	—	—	—	—	—	—	9	—	—	9	(175)	(166)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(186)	—	(186)	(90)	(276)
Other	—	—	—	—	—	—	(3)	—	—	(3)	4	1
Balance as at June 30, 2023	$16	$—	$400	$110	$(422)	$(1)	$447	$(488)	$4,851	$4,913	$11	$4,924
(1) Series E non-voting convertible shares and Series C convertible participating non-voting shares were excluded from these tables as all amounts were less than $1 million.

See accompanying notes to the unaudited condensed consolidated financial statements.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                                 14

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023
	(expressed in millions of U.S. dollars)
OPERATING ACTIVITIES:
Net income	$264	$558
Adjustments to reconcile net income to cash flows provided by operating activities:
Realized losses on investments	15	43
Fair value changes in trading securities, funds held and other investments	(171)	(204)
Amortization of net deferred charge assets	59	41
Depreciation, accretion and other amortization	(7)	3
Net gain on Enhanzed Re novation	—	(275)
Loss (income) from equity method investments	13	(25)
Other adjustments	12	(10)
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	176	4
Losses and loss adjustment expenses	(1,167)	859
Defendant asbestos and environmental liabilities	(26)	(20)
Insurance and reinsurance balances payable	(11)	31
Other operating assets and liabilities	(172)	(169)
Funds held	464	(993)
Cash from/(to) operating activities:
Cash consideration for the Enhanzed Re novation	—	94
Sales and maturities of trading securities	445	737
Purchases of trading securities	(162)	(237)
Net cash flows (used in) provided by operating activities	(268)	437
INVESTING ACTIVITIES:
Sales and maturities of available-for-sale securities	981	1,196
Purchase of available-for-sale securities	(713)	(1,203)
Purchase of other investments	(346)	(378)
Proceeds from other investments	268	353
Proceeds from the sale of equity method investments	20	—
Other	1	1
Net cash flows provided by (used in) investing activities	211	(31)
FINANCING ACTIVITIES:
Dividends on preferred shares	(18)	(18)
Dividends paid to redeemable noncontrolling interest	—	(175)
Repurchase of shares	—	(340)
Acquisition of noncontrolling interest	(6)	—
Net cash flows used in financing activities	(24)	(533)
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	3	(17)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(78)	(144)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	830	1,330
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$752	$1,186
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 15

Supplemental Cash Flow Information:
Income taxes (received) paid, net of refunds	$(14)	$7
Interest paid	$44	$44

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$469	$768
Restricted cash and cash equivalents	283	418
Cash, cash equivalents and restricted cash	$752	$1,186

Non-cash operating activities:
Novation of future policy holder benefits	$—	$828
Funds held directly managed transferred in exchange on novation of future policy holder benefits	—	(949)
Other assets / liabilities transferred on novation of future policy holder benefits	—	(62)
Losses and loss adjustment expenses transferred in connection with settlement of participation in Atrium's Syndicate 609	—	173
Investments transferred in connection with settlement of participation in Atrium's Syndicate 609	—	(173)

Non-cash investing activities:
Unsettled purchases of available-for-sale securities and other investments	$1	$23
Unsettled sales of available-for-sale securities and other investments	(3)	(3)
Receipt of warrants as consideration in exchange for assumption of reinsurance contract liabilities	16	—
Receipt of AFS debt securities as consideration in exchange for assumption of reinsurance contract liabilities	—	113
See accompanying notes to the unaudited condensed consolidated financial statements.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 16

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. MERGER AGREEMENT

Subsequent to quarter end, on July 29, 2024, Enstar Group Limited (the “Company,” “we,” “us,” or “our”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Elk Bidco Limited (the “Parent”), an exempted company limited by shares existing under the laws of Bermuda. The Parent is backed by equity commitments from investment vehicles managed or advised by affiliates of Sixth Street Partners, LLC (“Sixth Street”). Pursuant to the Merger Agreement, there will be a series of mergers (collectively, the "Merger") resulting in the Company surviving the Merger as a wholly-owned subsidiary of the Parent.
Under the terms of the Merger Agreement, all of the Company’s issued and outstanding ordinary shares, par value $1.00 per share, will be converted into the right to receive $338 in cash per ordinary share, except for shares held  by Sixth Street and certain shareholders who will reinvest in the merged entity. The total consideration to be paid to our shareholders is approximately $5.1 billion. Completion of the Merger remains subject to certain conditions, including the approval of the Merger by the Company’s shareholders, as well as certain governmental and regulatory approvals. The Merger is currently expected to close in mid-2025.
In connection with the Merger Agreement, any Company restricted stock awards, restricted stock unit awards, deferred stock awards, and performance shares that are outstanding immediately prior to completion of the Merger will generally become vested and are included in the consideration. As part of the consideration, Enstar has agreed to a return of capital of approximately $500 million to the Company’s shareholders, which is included as part of the total $338 per ordinary share in cash received. Upon completion of the transaction, the Company's ordinary shares will no longer be publicly listed, and the Company will become a privately-held company.
The agreement includes a 35-day "go-shop" period expiring on September 2, 2024, which permits the Company's Board of Directors and advisors to solicit alternative acquisition proposals from third parties. There can be no assurance that this "go-shop" will result in a superior proposal, and the Company does not intend to disclose developments with respect to the solicitation process unless and until it determines such disclosure is appropriate or is otherwise required. The Company will have the right to terminate the Merger Agreement to enter into a superior proposal both during and after the “go-shop” period, subject to the terms and conditions of the Merger Agreement.
The Merger Agreement contains termination rights for the Company and Sixth Street upon the occurrence of certain events, including, among others:
1.if the consummation of the Merger does not occur on or before July 29, 2025 (the “Closing Date”); except that if the effective time of the Merger has not occurred by July 29, 2025 due to the fact that all required applicable regulatory approvals have not been obtained on acceptable terms but all other conditions to closing have been satisfied (other than those conditions that by their terms are to be satisfied at the closing, each of which is capable of being satisfied) or (to the extent permitted by law) waived, the Closing Date would be automatically extended by another six months;
2.if the Company wishes to terminate the Merger Agreement to enter into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement); and
3.if Sixth Street wishes to terminate the Merger Agreement upon the occurrence of a Specified Debt Event of Default (as defined in the Merger Agreement).
Upon termination of the Merger Agreement under specified circumstances, including, among others, the termination by the Company in the event of a change of recommendation by the Company’s Board of Directors or in order to enter into a definitive agreement with respect to a Superior Proposal, the Company would be required to pay Sixth Street a termination fee of $145 million (or $102 million if such termination occurs during the “go-shop” period). In addition, upon termination of the Merger Agreement by Sixth Street, under certain circumstances, Sixth Street would be required to pay the Company a termination fee of $265 million, or if Sixth Street terminates the Merger Agreement upon a Specified Debt Event of Default, a termination fee of $97 million.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 17

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 2. Basis of Presentation

2. BASIS OF PRESENTATION

Enstar Group Limited is a leading global (re)insurance group that offers innovative capital release solutions through its network of group companies in Bermuda, the United States, the United Kingdom, Continental Europe and Australia. Our core focus is acquiring and managing (re)insurance companies and portfolios of (re)insurance business in run-off.
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
Adopting ASU 2023-07 will require us to expand our segment disclosures. We will retrospectively adopt this ASU for our Form 10-K for the year ended December 31, 2024 and interim periods beginning in 2025.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 18

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 2. Basis of Presentation

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

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 19

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 2. Basis of Presentation

3. SIGNIFICANT NEW BUSINESS

We define new business as material transactions, which generally take the form of reinsurance or direct business transfers, or business acquisitions.
Signed and closed agreements
The table below sets forth a summary of the new reinsurance business that we closed with R&Q (Accredited) in the six months ended June 30, 2024:

Line of Business	Consideration Received	Net Loss Reserves Assumed	DCA (1)	Type of Transaction	Remaining Limit upon Acquisition	Jurisdiction
	(in millions of U.S. dollars)
Diversified mix including asbestos, general casualty, and workers’ compensation	$282	$297	$15	LPT and ADC	$111	U.S., U.K. and Europe
(1) Where the estimated ultimate losses payable exceed the consideration received at the inception of the agreement, a deferred charge asset (“DCA”) is recorded. Refer to Note 7 for additional information.

Signed agreements not closed as of June 30, 2024
During the six months ended June 30, 2024, we entered into new reinsurance deals with SiriusPoint and Insurance Australia Group, that had yet to close as at June 30, 2024. Additionally, in July 2024 we closed on a deal to reinsure certain 2019 and 2020 business written by a third-party capital platform which uses an Insurance Linked securities (“ILS”) mechanism to fund its risks, for which Enstar will receive a premium of $350 million for the portfolio.
The table below sets forth a summary of new reinsurance business that we have signed between January 1, 2024 and June 30, 2024 but that had not closed as of June 30, 2024:

Line of Business	Agreement Date	Type of Transaction	Estimated Reserves (1)
			(in millions of U.S. dollars)
Workers’ compensation (2)	April 30, 2024	LPT	$400
Property catastrophe and COVID-19 exposures (3)	June 4, 2024	LPT	350
Product & public liability, compulsory third-party motor, professional risks, and workers’ compensation (2)	June 26, 2024	ADC	200
Total			$950
(1) Estimated reserves are subject to changes from finalization procedures following the closing of the transactions.
(2) The closing of these signed transactions are subject to regulatory approval and other closing conditions.
(3) On July 25, 2024, this LPT transaction was closed.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 20

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 4. Segment Information

4. SEGMENT INFORMATION

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
The Assumed Life segment previously included Enhanzed Re’s life and property aggregate excess of loss (catastrophe) business. In August 2022, Enhanzed Re entered into a Master Agreement with Cavello Bay Reinsurance Limited (“Cavello”), a wholly-owned subsidiary of Enstar, and Allianz, pursuant to which a series of commutation and novation agreements were completed which ceased any continuing reinsurance obligations for this segment. We recognized the impact of transactions that closed in the fourth quarter of 2022 in the first quarter of 2023 due to the one quarter lag in reporting.
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
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 21

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 4. Segment Information

The following table sets forth select unaudited condensed consolidated statements of operations results by segment and our Corporate and other activities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions of U.S. dollars)
Revenues
Run-off	$8	$12	$22	$25
Investments	232	145	471	489
Assumed Life (1)	—	—	—	275
Subtotal	240	157	493	789
Corporate and other (1)	(4)	(3)	(7)	(3)
Total revenues	$236	$154	$486	$786

(Loss) income from equity method investments
Investments	$(8)	$14	$(13)	$25

Segment net income (loss)
Run-off	$19	$(34)	$8	$(39)
Investments	214	149	438	493
Assumed Life (1)	—	—	—	275
Total segment net income	233	115	446	729
Corporate and other (1):
Other expense (2)	(4)	(3)	(7)	(3)
Net incurred losses and loss adjustment expenses (“LAE”) (3)	(2)	2	(1)	(21)
Amortization of net deferred charge assets	(29)	(24)	(59)	(41)
General and administrative expenses	(40)	(28)	(75)	(67)
Interest expense	(23)	(22)	(45)	(45)
Net foreign exchange (losses) gains	(1)	(5)	8	1
Income tax benefit (expense)	2	4	(3)	5
Less: Net income attributable to noncontrolling interests	(1)	(9)	(1)	(95)
Dividends on preferred shares	(9)	(9)	(18)	(18)
Total - Corporate and other loss	(107)	(94)	(201)	(284)
Net income attributable to Enstar Ordinary Shareholders	$126	$21	$245	$445
(1) Effective January 1, 2024, Assumed Life and Legacy Underwriting were determined to no longer meet the definition of reportable segments and their residual income and loss activities were prospectively included in Corporate and other activities. Activities prior to January 1, 2024 are recorded in their respective segments. In addition, Legacy Underwriting had no revenue or income activity for the three and six months ended June 30, 2024 and 2023 and therefore is excluded from the table above.
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
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 22

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Investments

5. INVESTMENTS

Short-term and Fixed Maturity Investments
Asset Types
The fair values of the following underlying asset categories are set out below:

	June 30, 2024
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Total
	(in millions of U.S. dollars)
U.S. government and agency	$—	$28	$28	$214	$270
U.K. government	—	—	17	34	51
Other government	6	6	108	223	343
Corporate	3	11	1,243	2,512	3,769
Municipal	—	—	37	83	120
Residential mortgage-backed	—	—	53	398	451
Commercial mortgage-backed	—	—	124	749	873
Asset-backed	—	—	88	758	846
Total fixed maturity and short-term investments	$9	$45	$1,698	$4,971	$6,723

	December 31, 2023
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Total
	(in millions of U.S. dollars)
U.S. government and agency	$—	$38	$76	$212	$326
U.K. government	—	—	21	51	72
Other government	—	2	144	245	391
Corporate	2	22	1,349	2,758	4,131
Municipal	—	—	49	93	142
Residential mortgage-backed	—	—	55	432	487
Commercial mortgage-backed	—	—	138	703	841
Asset-backed	—	—	117	767	884
Total fixed maturity and short-term investments	$2	$62	$1,949	$5,261	$7,274
Included within residential mortgage-backed securities as of June 30, 2024 were securities issued by U.S. governmental agencies with a fair value of $266 million (December 31, 2023: $306 million).
Included within commercial mortgage-backed securities as of June 30, 2024 were securities issued by U.S. governmental agencies with a fair value of $66 million (December 31, 2023: $73 million).
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 23

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

As of June 30, 2024	Amortized Cost	Fair Value	% of Total Fair Value
	(in millions of U.S. dollars)
One year or less	$402	$395	5.9%
More than one year through five years	2,030	1,921	28.5%
More than five years through ten years	1,424	1,278	19.0%
More than ten years	1,278	959	14.3%
Residential mortgage-backed	494	451	6.7%
Commercial mortgage-backed	929	873	13.0%
Asset-backed	838	846	12.6%
	$7,395	$6,723	100.0%
Unrealized Gains and Losses on AFS Short-term and Fixed Maturity Investments
The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturity investments classified as AFS were as follows:

		Gross Unrealized Gains	Gross Unrealized Losses
As of June 30, 2024	Amortized Cost		Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$260	$—	$(18)	$—	$242
U.K. government	37	—	(3)	—	34
Other government	238	1	(10)	—	229
Corporate	2,815	8	(286)	(14)	2,523
Municipal	97	—	(14)	—	83
Residential mortgage-backed	437	3	(42)	—	398
Commercial mortgage-backed	795	1	(47)	—	749
Asset-backed	747	14	(3)	—	758
	$5,426	$27	$(423)	$(14)	$5,016

		Gross Unrealized Gains	Gross Unrealized Losses
As of December 31, 2023	Amortized Cost		Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$268	$1	$(19)	$—	$250
U.K. government	49	3	(1)	—	51
Other government	250	5	(8)	—	247
Corporate	3,040	23	(268)	(15)	2,780
Municipal	107	1	(15)	—	93
Residential mortgage-backed	466	3	(37)	—	432
Commercial mortgage-backed	760	1	(57)	(1)	703
Asset-backed	764	10	(7)	—	767
	$5,704	$47	$(412)	$(16)	$5,323
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 24

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

	12 Months or Greater		Less Than 12 Months		Total
As of June 30, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$126	$(17)	$84	$(1)	$210	$(18)
U.K. government	9	(2)	16	(1)	25	(3)
Other government	61	(8)	115	(2)	176	(10)
Corporate	1,720	(281)	366	(5)	2,086	(286)
Municipal	72	(14)	4	—	76	(14)
Residential mortgage-backed	246	(41)	40	(1)	286	(42)
Commercial mortgage-backed	422	(41)	235	(6)	657	(47)
Asset-backed	52	(2)	168	(1)	220	(3)
Total short-term and fixed maturity investments	$2,708	$(406)	$1,028	$(17)	$3,736	$(423)

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$135	$(18)	$43	$(1)	$178	$(19)
U.K. government	9	(1)	4	—	13	(1)
Other government	70	(8)	10	—	80	(8)
Corporate	1,854	(265)	243	(3)	2,097	(268)
Municipal	78	(15)	2	—	80	(15)
Residential mortgage-backed	267	(36)	41	(1)	308	(37)
Commercial mortgage-backed	410	(48)	225	(9)	635	(57)
Asset-backed	239	(6)	100	(1)	339	(7)
Total short-term and fixed maturity investments	$3,062	$(397)	$668	$(15)	$3,730	$(412)
As of June 30, 2024 and December 31, 2023, the number of securities classified as AFS in an unrealized loss position for which an allowance for credit loss is not recorded was 2,405 and 2,156, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 1,493 and 1,736, respectively.
The contractual terms of a majority of these investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the security. While interest rates have increased and credit spreads have widened, and in certain cases credit ratings were downgraded, we currently do not expect the issuers of these fixed maturities will settle them at a price less than their amortized cost basis and therefore we expect to recover the entire amortized cost basis of each security. Furthermore, we do not intend to sell the securities that are currently in an unrealized loss position, and it is also not likely that we will be required to sell the securities, before the recovery of their amortized cost bases.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 25

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Investments

Allowance for Credit Losses on AFS Fixed Maturity Investments
The following table provides a reconciliation of the beginning and ending allowance for credit losses on our AFS debt securities:

	Three Months Ended June 30,
	2024			2023
	Corporate	Commercial mortgage backed	Total	Corporate	Commercial mortgage backed	Total
	(in millions of U.S. dollars)
Allowance for credit losses, beginning of period	$(16)	$(1)	$(17)	$(21)	$—	$(21)
Allowances for credit losses on securities for which credit losses were not previously recorded	(1)	—	(1)	(2)	(2)	(4)
Reductions for securities sold during the period	1	—	1	2	—	2
Decrease (increase) to the allowance for credit losses on securities that had an allowance recorded in the previous period	2	1	3	(1)	—	(1)
Allowance for credit losses, end of period	$(14)	$—	$(14)	$(22)	$(2)	$(24)

	Six Months Ended June 30,
	2024			2023
	Corporate	Commercial mortgage backed	Total	Other government	Corporate	Commercial mortgage backed	Total
	(in millions of U.S. dollars)
Allowance for credit losses, beginning of period	$(15)	$(1)	$(16)	$(1)	$(32)	$—	$(33)
Allowances for credit losses on securities for which credit losses were not previously recorded	(1)	—	(1)	—	(3)	(2)	(5)
Reductions for securities sold during the period	1	—	1	—	5	—	5
Decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	1	1	2	1	8	—	9
Allowance for credit losses, end of period	$(14)	$—	$(14)	$—	$(22)	$(2)	$(24)
During the three and six months ended June 30, 2024 and 2023, we did not have any write-offs charged against the allowance for credit losses or any recoveries of amounts previously written off.

Equity Investments
The following table summarizes our equity investments:

	June 30, 2024	December 31, 2023
	(in millions of U.S. dollars)
Equity Investments
Publicly traded equity investments in common and preferred stocks	$292	$275
Exchange-traded funds	71	82
Privately held equity investments in common and preferred stocks	382	344
Warrants and other	16	—
	$761	$701
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 26

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Investments

Other Investments
The following table summarizes our other investments carried at fair value:

	June 30, 2024	December 31, 2023
	(in millions of U.S. dollars)
Other Investments
Private equity funds	$1,794	$1,617
Private credit funds	669	625
Hedge funds	551	491
Fixed income funds	545	605
Real estate fund	319	269
CLO equity funds	160	182
CLO equities	49	60
Equity funds	4	4
	$4,091	$3,853
Other investments, including equities measured at fair value using NAV as a practical expedient
We use NAV as a practical expedient to fair value certain of our other investments, including equities.
The table below details the estimated period by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process as of June 30, 2024 for our investments measured at fair value using NAV as a practical expedient:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Total	Redemption Frequency (1)
	(in millions of U.S. dollars)
Equities
Privately held equity investments	$—	$—	$—	$—	$49	$49	not eligible/ restricted

Other investments
Private equity funds	$65	$—	$—	$—	$1,729	$1,794	quarterly
Hedge funds	551	—	—	—	—	551	monthly to bi-annually
Fixed income funds	497	—	—	—	43	540	monthly to quarterly
Private credit funds	—	—	—	—	479	479	not eligible / restricted
Real estate fund	—	—	—	—	319	319	not eligible/ restricted
CLO equity funds	158	—	—	—	2	160	quarterly to bi-annually
	$1,271	$—	$—	$—	$2,621	$3,892
(1) Redemption frequency relates to unrestricted amounts.
Equity Method Investments
The table below shows our equity method investments:

	June 30, 2024		December 31, 2023
	Ownership %	Carrying Value	Ownership %	Carrying Value
	(in millions of U.S. dollars)
Monument Re (1)	24.6%	47	20.0%	95
Core Specialty	19.8%	259	19.9%	225
Other	27.0%	12	27.0%	14
		$318		$334
(1) As of June 30, 2024, we own 24.6% of the common shares in Monument Re. We converted all of our preferred shares in Monument Midco to common shares in Monument Re on January 2, 2024. As of December 31, 2023, we owned 20.0% of the common shares in Monument Re as well as preferred shares in Monument Midco which had fixed dividend yields (where declared).
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 27

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Investments

Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to us. The funds held balance is credited with investment income and losses paid are deducted.
We present funds held as a single category within the consolidated balance sheets. The following table summarizes the components of funds held:

	June 30, 2024	December 31, 2023
	(in millions of U.S. dollars)
Funds held - directly managed	$2,204	$2,502
Funds held by reinsured companies	2,526	2,749
Total funds held	$4,730	$5,251
Funds Held - Directly Managed
The following table summarizes the components of the investments collateralizing the funds held - directly managed:

	June 30, 2024	December 31, 2023
	(in millions of U.S. dollars)
Funds held - directly managed, at cost	$2,326	$2,608
Fair value changes in:
Accumulated change in fair value - embedded derivative accounting	(122)	(106)
Funds held - directly managed, at fair value	$2,204	$2,502
The majority of our funds held - directly managed is comprised of short-term and fixed maturities. The $298 million decrease in funds held - directly managed from December 31, 2023 to June 30, 2024 was primarily driven by net paid losses.
Funds Held by Reinsured Companies
The following table summarizes the components of our funds held by reinsured companies:

	June 30, 2024	December 31, 2023
	(in millions of U.S. dollars)
Funds held by reinsurance companies, at amortized cost	$2,504	$2,709
Fair value of embedded derivative (1)	22	40
Funds held by reinsured companies	$2,526	$2,749
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
The $223 million decrease in funds held by reinsured companies from December 31, 2023 to June 30, 2024 was primarily driven by net paid losses specific to the Aspen LPT.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 28

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Investments

Net Investment Income
Major categories of net investment income are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions of U.S. dollars)
Fixed maturity investments	$83	$81	$167	$160
Short-term investments and cash and cash equivalents	7	10	15	17
Funds held	54	62	112	112
Investment income from fixed maturities and cash and cash equivalents	144	153	294	289
Equity investments	8	10	16	24
Other investments	11	13	23	23
Investment income from equities and other investments	19	23	39	47
Gross investment income	163	176	333	336
Investment expenses	(8)	(4)	(18)	(8)
Net investment income	$155	$172	$315	$328
Net Realized Gains (Losses) and Fair Value Changes
Investment purchases and sales are recorded on a trade-date basis. Realized gains and losses on the sale of investments are based upon specific identification of the cost of investments. Components of net realized gains (losses) and fair value changes recorded within our unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions of U.S. dollars)
Net realized losses on sales:
Gross realized gains (losses) on fixed maturity securities, AFS	$1	$(3)	$6	$2
Gross realized losses on fixed maturity securities, AFS	(11)	(17)	(21)	(49)
Decrease (increase) in allowance for expected credit losses on fixed maturity securities, AFS	1	(5)	—	4
Total net realized losses on sales	$(9)	$(25)	$(15)	$(43)
Fair value changes in trading securities, funds held and other investments:
Fixed maturity securities, trading	$(16)	$(42)	$(30)	$(2)
Funds held - directly managed	(10)	(22)	(15)	(3)
Equity securities	35	39	72	92
Other investments	78	27	145	112
Investment derivatives	(1)	(4)	(1)	5
Total fair value changes in trading securities, funds held and other investments	$86	$(2)	$171	$204
Net realized losses and fair value changes in trading securities, funds held and other investments	$77	$(27)	$156	$161
The gross realized gains and losses on AFS investments for the three months ended June 30, 2024 and 2023 included in the table above resulted from sales of AFS investments of $200 million and $337 million, respectively. The gross realized gains and losses on AFS investments for the six months ended June 30, 2024 and 2023 included in the table above resulted from sales of $636 million and $993 million, respectively.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 29

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Investments

For the three months ended June 30, 2024 and 2023, fair value changes in trading securities, funds held and other investments recorded within the statement of operations relating to equity securities still held on the balance sheet date were $33 million and $26 million, respectively.
For the six months ended June 30, 2024 and 2023, fair value changes in trading securities, funds held and other investments recorded within the statement of operations relating to equity securities still held on the balance sheet date were $70 million and $69 million, respectively.
Restricted Assets
The carrying value of our restricted assets, including restricted cash of $283 million and $266 million as of June 30, 2024 and December 31, 2023, respectively, was as follows:

	June 30, 2024	December 31, 2023
	(in millions of U.S. dollars)
Collateral in trust for third party agreements	$4,529	$5,301
Assets on deposit with regulatory authorities	76	80
Collateral for secured letter of credit facilities	73	78
Funds at Lloyd's (1)	246	389
	$4,924	$5,848
(1) We managed and provided capacity for one Lloyd's syndicate as of both June 30, 2024 and December 31, 2023. Lloyd's determines the required capital principally through the use of an internal model that calculates a solvency capital requirement for each syndicate. This capital is referred to as FAL and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources.

6. DERIVATIVES AND HEDGING INSTRUMENTS

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
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 30

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Investments

its estimated fair value. Deferred gains and losses recorded in OCI pursuant to a discontinued NIFO hedge are recognized immediately in net foreign exchange losses (gains) in our consolidated statements of operations.
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
In June 2024, we entered into four one-month forward interest rate swaps each with a different underlying swap term of 2 to 5 years, receiving a fixed rate and paying a floating rate with a notional value of $125 million to (1) partially mitigate the risk that interest rates could decrease prior to our receipt of the premium consideration and (2) reduce asset and liability mismatch risk driven by investment restrictions for the LPT transaction related to property catastrophe and COVID-19 exposures signed on June 4, 2024, which closed in July 2024.
Additionally, in June 2024, we entered into two one-month forward interest rate swaps, receiving a fixed rate and paying a floating rate with a notional value of AUD $195 million (USD $130 million) to partially mitigate the risk that interest rates could decrease prior to our receipt of the consideration for the ADC transaction related to product & public liability, compulsory third-party motor, professional risks, and workers’ compensation business signed on June 26, 2024.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 31

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Investments

The following table presents the gross notional amounts and estimated fair values of our derivatives recorded within other assets and other liabilities on the consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Gross Notional Amount	Fair Value		Gross Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$281	$4	$—	$424	$1	$6

Derivatives not designated as hedging instruments
Foreign currency forward contracts	419	5	1	313	3	3
Interest rate swaps	255	—	—	—	—	—
Others	8	—	—	14	—	—
Total	$963	$9	$1	$751	$4	$9
The following table presents the net gains and losses relating to our derivative instruments for the three and six months ended June 30, 2024 and 2023:

		Amount of Net Gains (Losses)
	Location of gain (loss) recognized on derivatives	Three Months Ended		Six Months Ended
		June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
		(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Accumulated other comprehensive income (loss)	$—	$(7)	$8	$(12)

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Net foreign exchange gains	4	4	6	5
Interest rate swaps	Fair value changes in trading securities, funds held and other investments	—	(4)	—	8
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 32

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 7. Deferred Charge Assets and Deferred Gain Liabilities

7. DEFERRED CHARGE ASSETS AND DEFERRED GAIN LIABILITIES

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
The following table presents a summary of the DCA balances and related activity for the three and six months ended June 30, 2024 and 2023 (there were no DGL balances in either period):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions of U.S. dollars)
Beginning carrying value	$701	$641	$731	$658
Recorded during the period	15	180	15	180
Amortization	(29)	(24)	(59)	(41)
Ending carrying value	$687	$797	$687	$797

8. LOSSES AND LOSS ADJUSTMENT EXPENSES

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
We have elected to apply the fair value option for certain reinsurance contracts including loss portfolio transfers ("LPTs") and reinsurance to close ("RITC") transactions. This is an irrevocable election that applies to all balances under the reinsurance contract, including reinsurance balances recoverable on paid and unpaid losses and the liability for losses and LAE. The primary reason for electing the fair value option was to reduce the earnings volatility created by carrying the liabilities for losses and LAE at cost and the assets supporting those liabilities at fair value. During 2017 and 2018, we elected the fair value option on select new business and classified the supporting portfolio investments as trading securities, whereby all changes in fair value were recorded in the statements of operations. Commencing in 2019, we discontinued electing the fair value option on new business in order to better align with our evolving investment objectives.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 33

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 8. Losses and Loss Adjustment Expenses

The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions of U.S. dollars)
Balance as of beginning of period	$11,550	$12,186	$12,359	$13,007
Reinsurance reserves recoverable on unpaid losses	(723)	(960)	(774)	(996)
Net balance as of beginning of period	10,827	11,226	11,585	12,011
Net incurred losses and LAE:
Current period:
Increase in estimates of net ultimate losses	4	3	9	13
Total current period	4	3	9	13
Prior periods:
Reduction in estimates of net ultimate losses	(42)	(8)	(48)	(23)
Reduction in provisions for ULAE	(22)	—	(39)	(18)
Amortization of fair value adjustments	6	6	9	9
Changes in fair value - fair value option (1)	(4)	(8)	(8)	12
Total prior periods	(62)	(10)	(86)	(20)
Total net incurred losses and LAE	(58)	(7)	(77)	(7)
Net paid losses:
Current period	—	(1)	—	(2)
Prior periods	(546)	(511)	(1,216)	(1,187)
Total net paid losses	(546)	(512)	(1,216)	(1,189)
Other changes:
Effect of exchange rate movement	(2)	38	(71)	69
Change in net liability for losses and LAE at fair value - Instrument-specific credit risk	—	(21)	—	(21)
Ceded business (2)	—	—	—	(139)
Assumed business	297	2,215	297	2,215
Total other changes	295	2,232	226	2,124
Net balance as of June 30	10,518	12,939	10,518	12,939
Reinsurance reserves recoverable on unpaid losses	686	895	686	895
Balance as of June 30	$11,204	$13,834	$11,204	$13,834

			As of
			June 30, 2024	December 31, 2023
			(in millions of U.S. dollars)
Reconciliation to Consolidated Balance Sheets:
Losses and loss adjustment expenses			$10,148	$11,196
Losses and loss adjustment expenses, at fair value			1,056	1,163
Total losses and loss adjustment expenses			$11,204	$12,359

Reinsurance balances recoverable on paid and unpaid losses			$582	$740
Reinsurance balances recoverable on paid and unpaid losses - fair value option			199	217
Total reinsurance balances recoverable on paid and unpaid losses			781	957
Less: Paid losses recoverable			(95)	(183)
Reinsurance reserves recoverable on unpaid losses			$686	$774
(1) Comprises discount rate and risk margin components.
(2) Represents the settlement of our participation in Atrium’s Syndicate 609 relating to the 2020 and prior underwriting years, comprised of losses and LAE expenses of $173 million, net of reinsurance reserves recoverable of $34 million.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 34

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 8. Losses and Loss Adjustment Expenses

Prior Period Development
Reduction in Estimates of Net Ultimate Losses
The following table summarizes the change in estimates of net ultimate losses related to prior years in our Run-off segment by line of business:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in millions of U.S. dollars)
Asbestos	$(1)	$1	$(25)	$1
Environmental	—	—	25	—
General casualty	(1)	(8)	17	(4)
Workers' compensation	(2)	(9)	(4)	(20)
Marine, aviation and transit	(3)	4	(3)	—
Construction defect	(24)	(1)	(22)	(1)
Professional indemnity/Directors and Officers	(12)	(2)	(41)	(1)
Motor	—	—	4	—
Property	1	4	—	1
All Other	—	3	1	1
Total	(42)	(8)	$(48)	$(23)
Three Months Ended June 30, 2024:
The reduction in estimates of net ultimate losses of $42 million was driven by favorable development on our construction defect and professional indemnity/directors and officers lines of business of $24 million and $12 million, respectively. This is a result of favorable claims experience, most notably in the 2021 and 2022 acquisition years.
Three Months Ended June 30, 2023:
The comparative quarter’s reduction in estimates of net ultimate losses of $8 million was driven by $9 million of favorable development on our workers’ compensation line of business as a result of continued favorable claims experience, most notably in the 2021 acquisition year.
Six Months Ended June 30, 2024:
The reduction in estimates of net ultimate losses of $48 million was driven by net favorable development across multiple lines of business. We recognized $41 million and $22 million of favorable development on our professional indemnity/directors and officers and construction defect lines of business, respectively, as a result of favorable claims experience and $25 million of favorable development on our asbestos line of business resulting from actuarial analysis.
The results were partially offset by $25 million of adverse development on our environmental line of business, primarily due to actuarial reviews during the period and $17 million on our general casualty line of business, due to adverse claims experience.
Six Months Ended June 30, 2023:
The comparative period’s reduction in estimates of net ultimate losses of $23 million was driven by $20 million of favorable development on our workers’ compensation line of business as a result of continued favorable claims experience, most notably in the 2021 acquisition year.
Reduction in Provisions for ULAE
Three and Six Months Ended June 30, 2024:
The favorable reductions in provisions for ULAE for the three months ended June 30, 2024 and 2023 were driven by corresponding reductions in loss reserves and the associated estimated cost of managing such liabilities.
Three and Six Months Ended June 30, 2023
The reduction in provisions for ULAE was adversely impacted by an increase of $21 million for the three and six months ended June 30, 2023 as a result of assuming active claims control on a 2022 LPT agreement with Argo,
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 35

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 8. Losses and Loss Adjustment Expenses

which fully offset and partially offset other ULAE provision adjustments from our run-off operations for those same periods, respectively.
Changes in Fair Value - Fair Value Option
Three Months Ended June 30, 2024 and 2023:
PPD was favorably impacted by changes in the fair value of liabilities for which we have elected the fair value option of $4 million and $8 million for the three months ended June 30, 2024 and 2023, respectively, which was primarily driven by an increase in U.K. corporate bond yields during both periods. The corporate bond yields, which form a component of the discount rate used to calculate the fair value of the liabilities, are matched to the original currencies of the underlying loss portfolios, of which GBP is the predominant currency for those portfolios that we have elected to measure at fair value using the fair value option. The favorable results for the three months ended June 30, 2023 were partially offset by a $21 million adjustment related to the change in fair value for instrument-specific credit risk from net incurred losses and LAE to AOCI (representing a previously disclosed out-of-period error between 2023 and 2022).
Six Months Ended June 30, 2024 and 2023:
PPD was favorably impacted by changes in the fair value of liabilities for which we have elected the fair value option of $8 million for the six months ended June 30, 2024, predominantly driven by an increase in U.K. corporate bond yields.
For the comparative period, PPD was adversely impacted by changes in the fair value of liabilities for which we have elected the fair value option of $12 million, which was primarily a result a net decrease in corporate bond yields during the first half 2023 and the impact of the out-of-period adjustment reclassified from net incurred losses and LAE to AOCI discussed above.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 36

Item 1 | Notes to Consolidated Financial Statements | Note 9. Future Policyholder Benefits

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
The assumed liabilities for future policyholder benefits are comprised primarily of in-payment annuity contract liabilities, which are classified as limited-payment contracts. The balances of and changes in liability for future policyholder benefits is as follows:

Six Months Ended June 30, 2023
(in millions of U.S. dollars)
Beginning Balance	$821
Benefits paid	(6)
Effect of exchange rate movement	13
Derecognition (1)	(828)
Balance as of June 30	$—
(1) In November 2022, we completed a novation of the reinsurance of a closed block of life annuity policies, which was recorded in our first quarter 2023 results due to a one quarter reporting lag. See below for additional information.
There were no gross premiums recognized for the three and six months ended June 30, 2023.
The effects of actual variances from expected policyholder behavior experience were not material for the six month period ended June 30, 2023.
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
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 37

Item 1 | Notes to Consolidated Financial Statements | Note 9. Future Policyholder Benefits

The following table illustrates the calculation of the gain as of the closing date of the novation, in millions of U.S. dollars:

Calculation of carrying value as of transaction closing:
Funds held - directly managed and other assumed reinsurance recoverables	$973
Future policyholder benefits (corresponds to derecognition referenced above)	(828)
Other assumed reinsurance liabilities	(12)
Carrying value of net assets	$133

Calculation of gain on novation (recorded in first quarter 2023):
Cash consideration received	$94
Less: carrying value of net assets	(133)
Add: reclassification of remeasurement of future policyholder benefits from AOCI and NCI (1)	363
Amount deferred relating to 20% ownership interest in Monument Re (2)	(49)
Gain on novation (3)	275
Net income attributable to noncontrolling interest	(81)
Gain on novation attributable to Enstar (4)	$194
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
For the six months ended June 30, 2023, the total gain on novation attributable to Enstar was $194 million. The remaining deferred gain of $46 million as of June 30, 2024 will be amortized over the expected settlement period of the transferred life annuity policies, which is projected to be approximately 50 years, with the majority of benefit payments occurring in the earlier years (for the three and six months ended June 30, 2024 and June 30, 2023 the amortization was less than $1 million).
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 38

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 10. Defendant Asbestos and Environmental Liabilities

10. DEFENDANT ASBESTOS AND ENVIRONMENTAL LIABILITIES

The carrying value of the defendant asbestos and environmental liabilities (“defendant A&E liabilities”), insurance recoveries, future estimated expenses and the fair value adjustments related to DCo and Morse TEC was as follows:

	June 30, 2024	December 31, 2023
	(in millions of U.S. dollars)
Defendant A&E liabilities:
Defendant asbestos liabilities	$700	$734
Defendant environmental liabilities	9	10
Estimated future expenses	31	33
Fair value adjustments	(200)	(210)
Defendant A&E liabilities	540	567

Insurance balances recoverable:
Insurance recoverables related to defendant asbestos liabilities (net of allowance: 2024 - $4; 2023 - $5)	212	217
Fair value adjustments	(43)	(45)
Insurance balances recoverable	169	172

Net liabilities relating to defendant A&E exposures	$371	$395
The table below provides a consolidated reconciliation of the beginning and ending liability for defendant A&E liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions of U.S. dollars)
Balance as of beginning of period	$556	$596	$567	$607
Insurance balances recoverable	(170)	(176)	(172)	(177)
Net balance as of beginning of period	386	420	395	430
Total paid claims	(18)	(10)	(30)	(21)
Amounts recorded in other expense (income):
Reduction in estimates of ultimate net liabilities	—	—	—	(2)
Reduction in estimated future expenses	(1)	—	(2)	(1)
Amortization of fair value adjustments	4	2	8	6
Total other expense	3	2	6	3
Net balance as of June 30	371	412	371	412
Insurance balances recoverable	169	175	169	175
Balance as of June 30	$540	$587	$540	$587
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 39

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 11. Fair Value Measurements

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
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 40

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 11. Fair Value Measurements

We have categorized our assets and liabilities that are recorded at fair value on a recurring and nonrecurring basis among levels based on the observability of inputs, or at fair value using NAV per share (or its equivalent) as follows:

	June 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured Using NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$270	$—	$—	$270
U.K. government	—	51	—	—	51
Other government	—	343	—	—	343
Corporate	—	3,753	16	—	3,769
Municipal	—	120	—	—	120
Residential mortgage-backed	—	451	—	—	451
Commercial mortgage-backed	—	873	—	—	873
Asset-backed	—	816	30	—	846
	$—	$6,677	$46	$—	$6,723

Funds held (1)	$49	$2,051	$22	$104	$2,226
Equities:
Publicly traded equity investments	$260	$31	$1	$—	$292
Exchange-traded funds	71	—	—	—	71
Privately held equity investments	—	—	333	49	382
Warrant and others	—	—	16	—	16
	$331	$31	$350	$49	$761
Other investments:
Private equity funds	$—	$—	$—	$1,794	$1,794
Private credit funds	—	190	—	479	669
Hedge funds	—	—	—	551	551
Fixed income funds	—	5	—	540	545
Real estate fund	—	—	—	319	319
CLO equity funds	—	—	—	160	160
CLO equities	—	49	—	—	49
Equity funds	—	4	—	—	4
	$—	$248	$—	$3,843	$4,091
Total Investments, excluding funds held by reinsured companies and equity method investments	$380	$9,007	$418	$3,996	$13,801

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$199	$—	$199

Other Assets:
Derivatives qualifying as hedging	$—	$4	$—	$—	$4
Derivatives not qualifying as hedging	—	5	—	—	5
Derivative instruments	$—	$9	$—	$—	$9

Losses and LAE:	$—	$—	$1,056	$—	$1,056

Other Liabilities:
Derivatives not qualifying as hedging	$—	$1	$—	$—	$1
(1) The difference in the amount of funds held shown at fair value and the funds held shown in our unaudited condensed consolidated balance sheet relates to the $2.5 billion of funds held by reinsured companies carried at amortized cost as of June 30, 2024.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 41

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 11. Fair Value Measurements

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured Using NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$326	$—	$—	$326
U.K government	—	72	—	—	72
Other government	—	391	—	—	391
Corporate	—	4,119	12	—	4,131
Municipal	—	142	—	—	142
Residential mortgage-backed	—	487	—	—	487
Commercial mortgage-backed	—	841	—	—	841
Asset-backed	—	873	11	—	884
	—	7,251	23	—	7,274

Funds held (1)	$58	$2,342	$40	$102	$2,542
Equities:
Publicly traded equity investments	$243	$31	$1	$—	$275
Exchange-traded funds	82	—	—	—	82
Privately held equity investments	—	—	299	45	344
	$325	$31	$300	$45	$701
Other investments:
Private equity funds	$—	$—	$—	$1,617	$1,617
Private credit funds	—	183	—	442	625
Fixed income funds	—	53	—	552	605
Hedge funds	—	—	—	491	491
Real estate debt fund	—	—	—	269	269
CLO equity funds	—	—	—	182	182
CLO equities	—	60	—	—	60
Equity funds	—	4	—	—	4
	$—	$300	$—	$3,553	$3,853
Total Investments, excluding funds held by reinsured companies and equity method investments	$383	$9,924	$363	$3,700	$14,370

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$217	$—	$217

Other Assets:
Derivatives qualifying as hedging	$—	$1	$—	$—	$1
Derivatives not qualifying as hedging	—	3	—	—	3
Derivative instruments	$—	$4	$—	$—	$4

Losses and LAE:	$—	$—	$1,163	$—	$1,163

Other Liabilities:
Derivatives qualifying as hedging	$—	$6	$—	$—	$6
Derivatives not qualifying as hedging	—	3	—	—	3
Derivative instruments	$—	$9	$—	$—	$9
(1) The difference in the amount of funds held shown at fair value and the funds held shown in our consolidated balance sheet relates to the $2.7 billion of funds held by reinsured companies carried at amortized cost as of December 31, 2023.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 42

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
Investments
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended
	June 30, 2024						June 30, 2023
	Fixed maturity investments		Equities			Total	Equities	Total
	Corporate	Asset-backed	Privately-held Equities	Public Equities	Warrants and Other		Privately-held Equities
	(in millions of U.S. dollars)
Beginning fair value	$17	$26	$297	$1	$—	$341	$292	$292
Purchases	—	—	—	—	16	16	—	—
Sales and paydowns	—	(1)	—	—	—	(1)	—	—
Total fair value changes in trading securities, funds held and other investments (1)	(1)	—	36	—	—	35	8	8
Transfer into Level 3 from Level 2	—	5	—	—	—	5	—	—
Ending fair value	$16	$30	$333	$1	$16	$396	$300	$300

	Six Months Ended
	June 30, 2024						June 30, 2023
	Fixed maturity investments		Equities			Total	Equities	Total
	Corporate	Asset-backed	Privately-held Equities	Public Equities	Warrants and Other		Privately-held Equities
	(in millions of U.S. dollars)
Beginning fair value	12	$11	$299	$1	$—	$323	$294	$294
Purchases	—	—	—	—	16	16	—	—
Sales and paydowns	—	(1)	—	—	—	(1)	—	—
Total fair value changes in trading securities, funds held and other investments (1)	(1)	—	34	—	—	33	6	6
Transfer into Level 3 from Level 2	5	20	—	—	—	25	—	—
Ending fair value	$16	$30	$333	$1	$16	$396	$300	$300
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
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 43

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 11. Fair Value Measurements

Valuation Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for our fixed maturity and equity investments measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of June 30, 2024	Unobservable Input	Range (Average) (1)
	(in millions of U.S. dollars)
Fixed maturities
Corporate
Discounted cash flow	$16	YTM; Implied total yield	6.44% - 10.92%
Asset-backed
Discounted cash flow	30	YTM; IRR	6.75% - 9.87%
Total fixed maturities	$46

Privately held equity investments
Guideline company methodology; Option pricing model	$202	P/BV multiple P/BV (excluding AOCI) multiple Expected term	1.5x - 1.8x 1.4x -1.6x 1.5-3.5 years
Guideline companies method	62	P/BV multiple Price/2024 earnings	1.6x 8.9x - 10.4x
Guideline companies method; Earnings	35	LTM Enterprise Value/ EBITDA multiples Multiple on earnings	13x - 14x 5x
Dividend discount model	34	Discount rate	6.9%
	333

Publicly traded equity investments
Discounted cash flow	1	Implied total yield	8.62%

Warrants and Other
Black-Scholes model	16	Expected term in years	10 years
Total equity investments	$350
(1) The average represents the arithmetic average of the inputs and is not weighted by the relative fair value.
Funds Held by Reinsured Companies - Embedded Derivative
As described in Note 5, we have an embedded derivative in relation to the Aspen LPT transaction to account for the fair value of the full crediting rate we expect to earn on the funds withheld received as consideration.
The following table presents a reconciliation of the beginning and ending balances for the embedded derivative measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions of U.S. dollars)
Beginning fair value	$22	$54	$40	$44
Total fair value changes	—	(12)	(18)	(2)
Ending fair value	$22	$42	$22	$42
Fair value changes in trading securities, funds held and other investments in the table above are included in fair value changes in trading securities, funds held and other investments in our unaudited condensed consolidated statements of operations.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 44

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 11. Fair Value Measurements

Valuations Techniques and Inputs
The table below presents the qualitative information related to the fair value measurements for the embedded derivative on our funds held by reinsured companies measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of June 30, 2024	Unobservable Input	Average
	(in millions of U.S. dollars)
Monte Carlo simulation model; Discounted cash flow analysis	$22	Volatility rate; Expected Loss Payments	5.89% $427 million
Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended June 30,
	2024			2023
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
	(in millions of U.S. dollars)
Beginning fair value	$1,098	$207	$891	$1,250	$265	$985
Incurred losses and LAE:
Increase (reduction) in estimates of ultimate losses	(1)	(4)	3	—	—	—
Reduction in provisions for ULAE	(2)	—	(2)	(3)	—	(3)
Changes in fair value due to changes in:
Average payout	9	2	7	13	3	10
Corporate bond yield	(13)	(2)	(11)	(46)	(7)	(39)
Credit spread for non-performance risk	—	—	—	27	6	21
Total change in fair value	(4)	—	(4)	(6)	2	(8)
Total incurred losses and LAE	(7)	(4)	(3)	(9)	2	(11)
Paid losses	(35)	(5)	(30)	(65)	(17)	(48)
Change in net liability for losses and LAE at fair value - Instrument-specific credit risk	—	—	—	(27)	(6)	(21)
Effect of exchange rate movements	—	1	(1)	21	3	18
Ending fair value	$1,056	$199	$857	$1,170	$247	$923

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 45

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 11. Fair Value Measurements

	Six Months Ended June 30,
	2024			2023
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
	(in millions of U.S. dollars)
Beginning fair value	$1,163	$217	$946	$1,286	$275	$1,011
Incurred losses and LAE:
Reduction in estimates of ultimate losses	(7)	(13)	6	6	1	5
Reduction in unallocated LAE	(4)	—	(4)	(6)	—	(6)
Change in fair value due to changes in :
Average payout	19	4	15	27	5	22
Corporate bond yield	(29)	(5)	(24)	(35)	(4)	(31)
Risk cost of capital	1	—	1	—	—	—
Credit spread for non-performance risk	—	—	—	27	6	21
Total change in fair value	(9)	(1)	(8)	19	7	12
Total incurred losses and LAE	(20)	(14)	(6)	19	8	11
Paid losses	(74)	(11)	(63)	(143)	(34)	(109)
Change in net liability for losses and LAE at fair value - Instrument-specific credit risk	—	—	—	(27)	(6)	(21)
Effect of exchange rate movements	(13)	7	(20)	35	4	31
Ending fair value	$1,056	$199	$857	$1,170	$247	$923

Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis:

Valuation Technique		June 30, 2024	December 31, 2023
	Unobservable (U) and Observable (O) Inputs	Weighted Average
Internal model	Corporate bond yield (O)	A Rated	A Rated
Internal model	Credit spread for Instrument-specific credit risk (U)	0.65%	0.65%
Internal model	Risk cost of capital (U)	5.65%	5.60%
Internal model	Weighted average cost of capital (U)	8.75%	8.75%
Internal model	Average payout - liability (U)	8.11 years	8.12 years
Internal model	Average payout - reinsurance balances recoverable on paid and unpaid losses (U)	8.62 years	8.35 years
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
Changes in the fair value due to changes in average payout and corporate bond yields are included in net incurred losses and loss adjustment expenses in our unaudited condensed consolidated statements of operations. Changes in the fair value due to changes in credit spread for Instrument-specific credit risk are classified to other comprehensive income.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 46

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 11. Fair Value Measurements

Disclosure of Fair Values for Financial Instruments Carried at Cost
Senior and Junior Subordinated Notes
The following table presents the fair values of our Senior and Junior Subordinated Notes carried at amortized cost:

	June 30, 2024
	Amortized Cost	Fair Value
	(in millions of U.S. dollars)
4.95% Senior Notes due 2029	$496	$480
3.10% Senior Notes due 2031	496	413
Total Senior Notes	$992	$893
5.75% Junior Subordinated Notes due 2040	$346	$344
5.50% Junior Subordinated Notes due 2042	494	483
Total Junior Subordinated Notes	$840	$827
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
Remaining Financial Assets and Liabilities
Our remaining financial assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of June 30, 2024 and December 31, 2023.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 47

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 12. Variable Interest Entities

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
We recognize the results of the GCM Fund on a one quarter lag. As of June 30, 2024, $101 million of the initial commitment has been called. The carrying amounts of the assets and liabilities of the GCM Fund are presented within existing captions on our consolidated balance sheet as of June 30, 2024. Net investment income, changes in the fair value of assets and liabilities of the GCM Fund and management fees are presented within existing captions in the consolidated statements of operations.
We recognized fair value changes in trading securities, funds held and other investments of $1 million and $2 million for the three and six months ended June 30, 2024, respectively. Such amounts were $2 million for each of the three and six months ended June 30, 2023, respectively.
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
The assets of Enstar are not available to the creditors of the GCM Fund.
Nonconsolidated VIEs
The tables below present the fair value of our investments in nonconsolidated VIEs as well as our maximum exposure to loss associated with these VIEs:

	June 30, 2024			December 31, 2023
	Fair Value	Unfunded Commitments	Maximum Exposure to Loss	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
	(in millions of U.S. dollars)
Equities
Publicly traded equity investment in common stock	$59	$—	$59	$55	$—	$55
Privately Held Equity	34	—	34	34	—	34
Total	$93	$—	$93	$89	$—	$89
Other investments
Hedge funds	$551	$—	$551	$491	$—	$491
Fixed income funds	137	35	172	147	35	182
Private equity funds	1,352	575	1,927	1,262	667	1,929
CLO equity funds	160	—	160	182	—	182
Private credit funds	403	257	660	349	242	591
Real estate funds	134	166	300	121	139	260
Total	$2,737	$1,033	$3,770	$2,552	$1,083	$3,635
Total investments in nonconsolidated VIEs	$2,830	$1,033	$3,863	$2,641	$1,083	$3,724
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 48

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 13. Noncontrolling Interests

13. NONCONTROLLING INTERESTS

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
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI in the prior year period (as of December 2023 we no longer held any RNCI):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2023	2023
	(in millions of U.S. dollars)
Balance at beginning of period	$170	$168
Net income attributable to RNCI	8	9
Change in unrealized gains on AFS investments attributable to RNCI	—	1
Balance as of June 30	$178	$178
Noncontrolling Interests
As of June 30, 2024 and December 31, 2023, we had $109 million and $113 million, respectively, of non-controlling interests (“NCI”) primarily related to external interests in our subsidiaries.
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
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 49

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 14. Shareholders' Equity

14. SHAREHOLDERS' EQUITY

Ordinary Shares
The following is a reconciliation of our beginning and ending ordinary shares:

Total Voting Ordinary Shares
Balance as of December 31, 2023	15,196,685
Shares issued (1) (2)	34,226
Balance as of June 30, 2024	15,230,911
(1) Ordinary Shares issued in relation to share-based compensation plan awards and the Employee Share Purchase Plan.
(2) Includes 2,035 shares of restricted stock.
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
There were no non-voting ordinary shares repurchased during the three and six months ended June 30, 2024.
Dividends on Preferred Shares
During the three months ended June 30, 2024 and 2023, we declared and paid dividends on Series D Preferred Shares of $7 million and on Series E Preferred Shares of $2 million for both periods.
During the six months ended June 30, 2024 and 2023, we declared and paid dividends on Series D Preferred Shares of $14 million and on Series E Preferred Shares of $4 million for both periods.
Accumulated Other Comprehensive Income (Loss)
The following tables present a roll forward of accumulated other comprehensive income (loss):

	Three Months Ended
	June 30,
	2024
	Unrealized (losses) gains on available-for-sale investments	Cumulative currency translation adjustment	FVO - Own credit Adjustment	Total
	(in millions of U.S. dollars)
Balance March 31, 2024, net of tax	$(395)	$11	$20	$(364)
Unrealized losses on fixed maturities, AFS arising during the period	(3)	—	—	(3)
Reclassification adjustment for change in allowance for credit losses recognized in net income	(2)	—	—	(2)
Reclassification adjustment for net realized losses included in net income	10	—	—	10
Change in currency translation adjustment	—	2	—	2
Other comprehensive income	5	2	—	7
Balance June 30, 2024, net of tax	$(390)	$13	$20	$(357)
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 50

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 14. Shareholders' Equity

	Three Months Ended
	June 30,
	2023
	Unrealized (losses) gains on available-for-sale investments	Cumulative currency translation adjustment	FVO - Own credit Adjustment	Total
	(in millions of U.S. dollars)
Balance March 31, 2023, net of tax	$(510)	$14	$—	$(496)
Unrealized losses on fixed maturities, AFS arising during the period	(34)	—	—	(34)
Reclassification adjustment for change in allowance for credit losses recognized in net income	5	—	—	5
Reclassification adjustment for net realized losses included in net income	20	—	—	20
Change in currency translation adjustment	—	(3)	—	(3)
Change in net liability for losses and LAE at fair value - Enstar-specific credit risk	—	—	21	21
Other comprehensive (loss) income	(9)	(3)	21	9
Less: Other comprehensive income attributable to NCI and RNCI	(1)	—	—	(1)
Balance June 30, 2023, net of tax	$(520)	$11	$21	$(488)

	Six Months Ended
	June 30,
	2024
	Unrealized (losses) gains on available-for-sale investments	Cumulative currency translation adjustment	FVO - Own credit Adjustment	Total
	(in millions of U.S. dollars)
Balance December 31, 2023, net of tax	$(368)	$12	$20	$(336)
Unrealized losses on fixed maturities, AFS arising during the period	(36)	—	—	(36)
Reclassification adjustment for change in allowance for credit losses recognized in net income	(1)	—	—	(1)
Reclassification adjustment for net realized losses included in net income	15	—	—	15
Change in currency translation adjustment	—	1	—	1
Other comprehensive (loss) income	(22)	1	—	(21)
Balance June 30, 2024, net of tax	$(390)	$13	$20	$(357)
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 51

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 14. Shareholders' Equity

	Six Months Ended
	June 30,
	2023
	Unrealized (losses) gains on available-for-sale investments	Cumulative currency translation adjustment	Remeasurement of future policyholder benefits - change in discount rate	FVO - Own credit Adjustment	Total
	(in millions of U.S. dollars)
Balance December 31, 2022, net of tax	$(584)	$9	$273	$—	$(302)
Unrealized gains on fixed maturities, AFS arising during the period	23	—	—	—	23
Reclassification adjustment for change in allowance for credit losses recognized in net income	(4)	—	—	—	(4)
Reclassification adjustment for net realized losses included in net income	47	—	—	—	47
Change in currency translation adjustment	—	2	—	—	2
Reclassification adjustment for remeasurement of future policyholder benefits included in net income	—	—	(363)	—	(363)
Change in net liability for losses and LAE at fair value - Enstar-specific credit risk	—	—	—	21	21
Other comprehensive income (loss)	66	2	(363)	21	(274)
Less: Other comprehensive income attributable to NCI and RNCI	(2)	—	90	—	88
Balance June 30, 2023, net of tax	$(520)	$11	$—	$21	$(488)

The following table presents details about the tax effects allocated to each component of other comprehensive income (loss):

	Three Months Ended
	June 30,
	2024			2023
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(in millions of U.S. dollars)
Unrealized (losses) gains on fixed maturities, AFS arising during the period	$(7)	$4	$(3)	$(35)	$1	$(34)
Reclassification adjustment for change in allowance for credit losses recognized in net income	(2)	—	(2)	5	—	5
Reclassification adjustment for net realized losses included in net income	10	—	10	20	—	20
Change in currency translation adjustment	2	—	2	(3)	—	(3)
Change in net liability for losses and LAE at fair value - Enstar-specific credit risk	—	—	—	21	—	21
Other comprehensive income	$3	$4	$7	$8	$1	$9
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 52

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 14. Shareholders' Equity

	Six Months Ended
	June 30,
	2024			2023
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in millions of U.S. dollars)
Unrealized (losses) gains on fixed maturities, AFS arising during the period	$(48)	$12	$(36)	$23	$—	$23
Reclassification adjustment for change in allowance for credit losses recognized in net income	(1)	—	(1)	(4)	—	(4)
Reclassification adjustment for net realized losses included in net income	15	—	15	47	—	47
Change in currency translation adjustment	1	—	1	2	—	2
Reclassification adjustment for remeasurement of future policyholder benefits included in net income	—	—	—	(363)	—	(363)
Change in net liability for losses and LAE at fair value - Enstar-specific credit risk	—	—	—	21	—	21
Other comprehensive loss	$(33)	$12	$(21)	$(274)	$—	$(274)
The following tables present details of amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended		Six Months Ended
Details about AOCI components	June 30,		June 30,		Affected Line Item in Statement where Net Income are presented
	2024	2023	2024	2023
	(in millions of U.S. dollars)
Unrealized losses on fixed maturities, AFS	$(8)	$(25)	$(14)	$(43)	Net realized losses
Remeasurement of future policyholder benefits	—	—	—	363	Other income
Total reclassifications for the period, net of tax	$(8)	$(25)	$(14)	$320
Changes in Ownership of Consolidated Subsidiaries
The following table summarizes changes in the ownership interest in consolidated subsidiaries during the periods presented:

	Six months ended
	June 30,
	2024	2023
	(in millions of U.S. dollars)
Net income attributable to Enstar ordinary shareholders	$245	$445
Transfers from noncontrolling interests:
Increase in Enstar’s additional paid-in capital for purchase of noncontrolling interest (1)	—	9
Change from net income attributable to Enstar ordinary shareholders and net transfers from noncontrolling interests	$245	$454
(1) The transfer from the noncontrolling interests for the six months ended June 30, 2023 relates to the repurchase of the entire 24.9% ownership interest Allianz held in Enhanzed Re recorded in the first quarter 2023.

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 53

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 15. Earnings Per Share

15. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per ordinary share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net income attributable to Enstar ordinary shareholders:	$126	$21	$245	$445

Denominator:
Weighted-average ordinary shares outstanding — basic (1)	14,664,767	15,460,318	14,652,962	16,216,080
Effect of dilutive securities:
Share-based compensation plans (2)	181,738	200,663	201,711	150,437
Weighted-average ordinary shares outstanding — diluted	14,846,505	15,660,981	14,854,673	16,366,517

Earnings per share attributable to Enstar ordinary shareholders:
Basic	$8.59	$1.36	$16.72	$27.44
Diluted	$8.49	$1.34	$16.49	$27.19
(1) Weighted-average ordinary shares for basic earnings per share includes ordinary shares (voting and non-voting), but excludes ordinary shares held in the Enstar Group Limited Employee Benefit Trust (the "EB Trust") in respect of Joint Share Ownership Plan ("JSOP") awards, which, as a result of us consolidating the EB trust, are classified as treasury shares.
(2) Share-based dilutive securities include restricted shares, restricted share units, directors’ restricted share units and performance share units. Certain share-based compensation awards were excluded from the calculation for the three and six months ended June 30, 2024 and 2023 because they were anti-dilutive. The number of potential common shares excluded from diluted shares outstanding was 47 shares for the three months ended June 30, 2024, and 287 and 18,156 shares for the six months ended June 30, 2024 and 2023 respectively, because the effect of including those common shares in the calculation would have been anti-dilutive. Securities may be anti-dilutive based on timing of forfeitures of share-based compensation awards or if the share price at grant date was greater than the average market price of our common shares. Refer to Note 22 to the Consolidated Financial Statements of our 2023 Form 10-K for additional information on the share-based compensation awards.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 54

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

As of June 30, 2024	Stone Point (1) (2)	Monument	AmTrust	Core Specialty	Other (3)
	(in millions of U.S. dollars)
Assets
Fixed maturities, trading, at fair value	$56	$—	$—	$—	$—
Fixed maturities, AFS, at fair value	371	—	—	—	—
Equities, at fair value	150	—	202	—	—
Funds held	—	—	—	10	—
Other investments, at fair value	410	—	—	—	1,654
Equity method investments	—	47	—	259	12
Total investments	987	47	202	269	1,666
Cash and cash equivalents	15	—	—	—	—
Other assets	—	—	—	6	—
Liabilities
Losses and LAE	—	—	—	165	—
Insurance and reinsurance balances payable	—	—	—	(14)	—
Other liabilities	6	—	—	—	—
Net assets	$996	$47	$202	$124	$1,666
(1) As of June 30, 2024, investment funds managed by Stone Point Capital LLC ("Stone Point") own 1,451,196 of our Voting Ordinary Shares, which constitutes 9.5% of our outstanding Voting Ordinary Shares.
(2) As of June 30, 2024, we had unfunded commitments of $118 million to other investments, and $12 million to privately held equity managed by Stone Point and its affiliated entities.
(3) Other related party investments include investments in limited partnerships and partnership-like limited liabilities companies, for which had we not elected the fair value option, would be accounted for as equity method investments. We have disclosed our investments in these entities on an aggregated basis as they are individually immaterial.

As of December 31, 2023	Stone Point	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
Assets
Fixed maturities, trading, at fair value	$69	$—	$—	$—	$—	$—
Fixed maturities, AFS, at fair value	428	—	—	—	—	—
Equities, at fair value	136	—	181	—	—	—
Funds held	—	—	—	—	19	—
Other investments, at fair value	446	—	—	—	—	1,602
Equity method investments	—	95	—	—	225	14
Total investments	1,079	95	181	—	244	1,616
Cash and cash equivalents	19	—	—	—	—	—
Other assets	—	—	—	20	9	—
Liabilities
Losses and LAE	—	—	—	—	192	—
Net assets	$1,098	$95	$181	$20	$61	$1,616
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 55

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 16. Related Party Transactions

	Three Months Ended
	June 30, 2024
	Stone Point	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
REVENUES
Net premiums earned	$—	$—	$—	$—	$2	$—
Net investment income	3	—	2	—	—	2
Fair value changes in trading securities, funds held and other investments	14	—	23	—	—	24
Total revenues	17	—	25	—	2	26

EXPENSES
Net incurred losses and LAE	—	—	—	—	(1)	—
Total expenses	—	—	—	—	(1)	—

(Loss) income from equity method investments	—	(16)	—	—	8	—
Total net income (loss)	$17	$(16)	$25	$—	$11	$26

	Three Months Ended
	June 30, 2023
	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
REVENUES
Net premiums earned	$—	$—	$—	$—	$—	$(2)	$—
Net investment income	1	—	—	1	—	—	1
Fair value changes in trading securities, funds held and other investments	(12)	(6)	—	(1)	—	—	(11)
Total revenues	(11)	(6)	—	—	—	(2)	(10)

EXPENSES
Net incurred losses and LAE	—	—	—	—	—	(1)	—
Total expenses	—	—	—	—	—	(1)	—

Income from equity method investments	—	—	5	—	2	7	—
Total net (loss) income	$(11)	$(6)	$5	$—	$2	$6	$(10)

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 56

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 16. Related Party Transactions

	Six Months Ended
	June 30, 2024
	Stone Point	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
REVENUES
Net premiums earned	$—	$—	$—	$—	$2	$—
Net investment income	5	—	4	—	—	5
Fair value changes in trading securities, funds held and other investments	40	—	21	—	—	36
Total revenues	45	—	25	—	2	41

EXPENSES
Net incurred losses and LAE	—	—	—	—	22	—
Total expenses	—	—	—	—	22	—

(Loss) income from equity method investments	—	(46)	—	—	34	(1)
Total net income (loss)	$45	$(46)	$25	$—	$14	$40

	Six Months Ended
	June 30, 2023
	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
REVENUES
Net premiums earned	$—	$—	$—	$—	$—	$(2)	$—
Net investment income	6	—	—	3	—	—	3
Net realized gains	1	—	—	—	—	—	—
Fair value changes in trading securities, funds held and other investments	2	(6)	—	(3)	—	—	33
Total revenues	9	(6)	—	—	—	(2)	36

EXPENSES
Net incurred losses and LAE	—	—	—	—	—	(11)	—
Total expenses	—	—	—	—	—	(11)	—

Income from equity method investments	—	—	4	—	3	18	—
Total net income (loss)	$9	$(6)	$4	$—	$3	$27	$36

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 57

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
As of June 30, 2024, we had funds held concentrations to reinsurance counterparties exceeding 10% of shareholders’ equity of $4.2 billion (December 31, 2023: $4.8 billion) in aggregate. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. government and agency instruments and the reinsurance counterparties noted above, exceeded 10% of shareholders’ equity as of June 30, 2024. As of June 30, 2024, our credit exposure to the U.S. government and agency instruments was $812 million (December 31, 2023: $932 million).
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
Unfunded Investment Commitments
As of June 30, 2024, we had unfunded commitments of $1.5 billion to other investments, and $12 million to privately held equity.
Guarantees
As of June 30, 2024, and December 31, 2023 parental guarantees supporting reinsurance obligations, defendant A&E liabilities, subsidiary capital support arrangements and credit facilities were $2.3 billion, for both periods. We also guarantee the 2040 and 2042 Junior Subordinated Notes, which have an aggregate principal amount of $850 million as of June 30, 2024 and December 31, 2023.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 58

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, the terms "Enstar," "we," "us" or "our" mean Enstar Group Limited and its consolidated subsidiaries.
The following discussion and analysis of our financial condition as of June 30, 2024 and our results of operations for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 59

Item 2 | Management's Discussion and Analysis | Operational Highlights

Operational Highlights

Our consolidated results for the six months ended June 30, 2024 reflect our continued progress on providing capital release solutions to our clients by acquiring and managing their run-off portfolios.

Capital Activity

In March 2024, Cavello Bay Reinsurance Limited (“Cavello”), a wholly-owned subsidiary of Enstar, was assigned an S&P Insurer Financial Strength Rating of ‘A’ with stable outlook. Cavello is Enstar’s primary non-life run-off consolidator, and a Class 3B reinsurer.

Transactions

In June 2024, one of our wholly-owned subsidiaries completed an ADC and LPT agreement with Accredited Surety and Casualty Company, Inc. and Accredited Insurance (Europe) Limited (together, “Accredited”) relating to a diversified portfolio, including asbestos, general casualty, and workers’ compensation.
As a result of this transaction, we assumed net loss reserves of $297 million in exchange for consideration of $282 million.
Refer to Note 3 to the interim financial statements for a description of additional agreements that were signed during the second quarter 2024 but not closed as of June 30, 2024.

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 60

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations - For the Three and Six Months Ended June 30, 2024 and 2023

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

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 61

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

The following table sets forth certain condensed consolidated financial information:

	Three Months Ended				Six Months Ended
	June 30,		$ / pp Change		June 30,		$ / pp Change
	2024	2023			2024	2023
	(in millions of U.S. dollars, except per share data)
Technical Results
Net premiums earned	$5	$7	$(2)		$16	$15	$1
Net incurred losses and LAE
Current period	4	3	1		9	13	(4)
Prior period	(62)	(10)	(52)		(86)	(20)	(66)
Total net incurred losses and LAE	(58)	(7)	(51)		(77)	(7)	(70)
Acquisition costs	1	4	(3)		2	6	(4)

Investment Results
Net investment income	155	172	(17)		315	328	(13)
Net realized losses	(9)	(25)	16		(15)	(43)	28
Fair value changes in trading securities, funds held and other investments	86	(2)	88		171	204	(33)
(Loss) income from equity method investments	(8)	14	(22)		(13)	25	(38)

Other (loss) income	(1)	2	(3)		(1)	282	(283)
Amortization of net deferred charge assets	29	24	5		59	41	18
General and administrative expenses	98	85	13		185	174	11

NET INCOME	136	39	97		264	558	(294)
Less: Net income attributable to noncontrolling interests	(1)	(9)	8		(1)	(95)	94

NET INCOME ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$126	$21	$105		$245	$445	$(200)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR	$142	$38	$104		$242	$277	$(35)

GAAP measures:
ROE	2.5%	0.5%	2.0	pp	4.9%	10.0%	(5.1)	pp
Annualized ROE					9.8%	19.9%	(10.1)	pp
Annualized TIR					5.0%	6.1%	(1.1)	pp
RLE					0.8%	0.2%	0.6	pp

Non-GAAP measures:
Adjusted ROE*	2.9%	2.1%	0.8	pp	5.6%	8.6%	(3.0)	pp
Annualized Adjusted ROE*					11.2%	17.2%	(6.0)	pp
Annualized Adjusted TIR*					5.6%	5.6%	—	pp
Adjusted RLE *					0.7%	0.3%	0.4	pp
					As of		$ Change
					June 30, 2024	December 31, 2023
GAAP measure:
BVPS					$358.74	$343.45	$15.29

Non-GAAP measure:
Fully diluted BVPS*					$350.74	$336.72	$14.02
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 62

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Overall Results
Three Months Ended June 30, 2024 versus 2023:
Net income attributable to Enstar ordinary shareholders for the three months ended June 30, 2024 was $126 million, in comparison to $21 million in the comparative quarter, as a result of:
•An increase of $52 million in prior period favorable development in net incurred losses and LAE. Net favorable prior period development of $62 million in the current period was primarily due to a reduction in our estimates of net ultimate losses and provisions for ULAE of $64 million and a $4 million decrease in the fair value of our 2017 and 2018 LPT liabilities where we elected the fair value option, partially offset by amortization of fair value adjustments of $6 million. Second quarter 2023 prior period net favorable development of $10 million was primarily due to a reduction in our estimates of net ultimate losses of $8 million and an $8 million decrease in the fair value of our 2017 and 2018 LPT liabilities where we elected the fair value option, partially offset by amortization of fair value adjustments of $6 million. This resulted in RLE of 0.6% for the three months ended June 30, 2024 in comparison to RLE of 0.1% in the comparative quarter; and
•Total investment returns recognized in income of $224 million for the three months ended June 30, 2024, in comparison to $159 million for the comparative quarter, consisting of the aggregate of net investment income, net realized losses, fair value changes in trading securities, funds held and other investments, and (loss) income from equity method investments. The total investment returns in each period were driven by:
◦Net investment income of $155 million for the three months ended June 30, 2024 compared to $172 million in the prior year quarter, due to an overall reduction in investments and funds held assets as a result of claims payments which outpaced new business relative to the periods, as well as higher investment expenses primarily due to increased performance fees;
◦Fair value changes in our fixed maturities resulting in a $26 million loss for the three months ended June 30, 2024 compared with a $64 million loss in the comparative quarter;
◦Fair value changes in our other investments, including equities, resulting in a $112 million gain for the three months ended June 30, 2024 compared with a $62 million gain in the comparative quarter;
◦Net realized losses on our fixed maturities of $9 million, for the three months ended June 30, 2024 compared to a $25 million loss in the comparative quarter; and
◦Loss from equity method investments of $8 million for the three months ended June 30, 2024 compared to $14 million income in the comparative quarter as a result of increased losses on our investment in Monument Re.
This was partially offset by:
•An increase in the amortization of net deferred charge assets of $5 million, driven by an increase in net DCA balances as a result of transactions completed during and subsequent to the second quarter of 2023; and
•An increase in general and administrative expenses of $13 million, primarily driven by higher legal fees and salaries and benefits expenses due to inflation and other staff related costs. This is partially offset by decreases in other general and administrative expenses.
The above factors contributed to net income of $136 million for the three months ended June 30, 2024 as compared to net income of $39 million in the comparative quarter, as well as net income attributable to Enstar ordinary shareholders of $126 million as compared to $21 million in the comparative quarter. Consequently, our ROE was 2.5% in the current quarter compared to 0.5% in the comparative quarter.
Comprehensive income attributable to Enstar for the three months ended June 30, 2024 was $142 million as compared to $38 million in the comparative quarter. The second quarter 2024 comprehensive income was primarily due to net income of $136 million and unrealized gains on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange of $3 million. The unrealized gains on our fixed maturities, AFS, combined with our favorable investment results, described above, contributed to a net favorable Annualized TIR of 5.2% for the three months ended June 30, 2024, in comparison to an Annualized TIR of 3.0% in the comparative quarter.

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 63

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Six Months Ended June 30, 2024 versus 2023:
Net income attributable to Enstar ordinary shareholders decreased by $200 million from $445 million in the comparative period to $245 million for the six months ended June 30, 2024, as a result of:
•A decrease in other income of $283 million, largely driven by the first quarter 2023 net gain recognized from the novation of the Enhanzed Re reinsurance of a closed block of life annuity policies;
•Total investment returns recognized in income of $458 million for the six months ended June 30, 2024, in comparison to $514 million for the comparative period, consisting of the aggregate of net investment income, net realized losses, fair value changes in trading securities, funds held and other investments, and (loss) income from equity method investments. The total investment returns in each period were driven by:
•Net investment income of $315 million for the six months ended June 30, 2024 compared to $328 million in the prior period, due to an overall reduction in investments and funds held assets as a result of claims payments which outpaced new business relative to the periods, as well as less dividend income earned on our publicly traded equities and increased investment expenses primarily due to increased performance fees;
◦Fair value changes in our fixed maturities resulting in a $45 million loss for the six months ended June 30, 2024 compared with a $5 million loss in the comparative quarter;
◦Fair value changes in our other investments (excluding fixed maturities), including equities, resulting in a $216 million gain for the six months ended June 30, 2024 compared with a $209 million gain in the comparative quarter;
◦Net realized losses on our fixed maturities of $15 million, for the six months ended June 30, 2024 compared to a $43 million loss in the comparative quarter; and
◦Losses from equity method investments of $13 million for the six months ended June 30, 2024 compared to $25 million income in the comparative period as a result of increased losses on our investment in Monument Re, partially offset by an increase in income on our investment in Core Specialty; and
•An increase in general and administrative expenses of $11 million primarily driven by higher salaries and benefits expenses due to inflationary rises and other staff related costs.
This was partially offset by:
•An increase of $66 million in favorable development in prior period net incurred losses and LAE relative to the comparative period. First half 2024 net prior period favorable development of $86 million was primarily due to a reduction in our estimates of net ultimate losses and provisions for ULAE of $87 million and an $8 million decrease in the fair value of our 2017 and 2018 LPT liabilities where we elected the fair value option, partially offset by fair value amortization of $9 million. First half 2023 net prior period favorable development of $20 million was primarily due to a reduction in our estimates of net ultimate losses and provisions for ULAE of $41 million, partially offset by a $12 million increase in the fair value of liabilities where we elected the fair value option and fair value amortization of $9 million. This resulted in RLE of 0.8% for the six months ended June 30, 2024 in comparison to RLE of 0.2% in the comparative period; and
•A decrease in net income attributable to noncontrolling interests of $94 million, as a result of recording the portion of the gain on novation of the Enhanzed Re reinsurance of a closed block of life annuity policies attributable to Allianz’s equity interest in Enhanzed Re in the prior period.
The above factors contributed to net income of $264 million for the six months ended June 30, 2024 as compared to $558 million net income in the comparative period, as well as net income attributable to Enstar ordinary shareholders of $245 million as compared to $445 million in the comparative period. Consequently, our ROE was 4.9% for the six months ended June 30, 2024 compared to 10.0% for the six months ended June 30, 2023.
Comprehensive income attributable to Enstar for the six months ended June 30, 2024 was $242 million as compared to $277 million in the comparative period. Year to date 2024 comprehensive income was primarily due to net income of $264 million and unrealized losses on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange of $9 million. The unrealized losses on our fixed maturities, AFS, combined with our favorable investment return, described above, contributed to a net favorable Annualized TIR of 5.0% for the six months ended June 30, 2024, in comparison to an Annualized TIR of 6.1% in the comparative period.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 64

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

BVPS and Fully Diluted BVPS* increased by 4.5% and 4.2%, respectively, from December 31, 2023 to June 30, 2024, primarily due to comprehensive income attributable to Enstar for the six months ended June 30, 2024, which contributed 4.8% to both BVPS and Fully Diluted BVPS*.
The cumulative unrealized loss and fair value changes in our fixed maturities portfolio and funds held was $803 million as of June 30, 2024, which has adversely impacted BVPS by $54.76 per share and Fully Diluted BVPS* by $53.53 per share as of June 30, 2024. This compares to $1.05 billion of cumulative unrealized loss and fair value changes in our fixed maturities portfolio and funds held as of June 30, 2023.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Overall Measures of Performance

BVPS and Fully Diluted BVPS*

BVPS and Fully Diluted BVPS* increased by 4.5% and 4.2%, respectively, from December 31, 2023 to June 30, 2024, primarily as a result of comprehensive income attributable to Enstar of $242 million. The cumulative unrealized loss and fair value changes in our fixed maturities portfolio and funds held was $803 million as of June 30, 2024, which adversely impacted BVPS by $54.76 per share and FDBVPS* by $53.53 per share.

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 65

Item 2 | Management's Discussion and Analysis | Key Performance Measures

ROE and Adjusted ROE*
Three and Six Months Ended June 30, 2024 versus 2023: ROE increased by 2.0 pp for the three months ended June 30, 2024 and decreased by 5.1 pp for the six months ended June 30, 2024 compared to 2023. The key drivers of the changes in ROE are as follows:

	Three Months Ended
	June 30, 2024	June 30, 2023	Change	ROE pp change
				ROE Impact
	(in millions of U.S. dollars)			%
Net investment income	$155	$172	$(17)	(0.4)%
Fair value changes on fixed maturities	(26)	(64)	38	0.9%
Fair value changes on other investments, including equities	112	62	50	1.1%
Prior period net incurred losses and LAE	62	10	52	1.2%
General and administrative expenses	(98)	(85)	(13)	(0.3)%
Loss (income) from equity method investments	(8)	14	(22)	(0.5)%
Other	(71)	(88)	17	—%
Total change in ROE			105	2.0%

Opening Equity	$5,122	$4,367

	Six Months Ended
	June 30, 2024	June 30, 2023	Change	ROE pp change
				ROE Impact
	(in millions of U.S. dollars)			%
Net investment income	$315	$328	$(13)	(0.3)%
Fair value changes on fixed maturities	(45)	(5)	(40)	(0.9)%
Other (expense) income (primarily related to Enhanzed Re novation)	(1)	282	(283)	(6.3)%
Prior period net incurred losses and LAE	86	20	66	1.5%
Amortization of deferred charge assets	(59)	(41)	(18)	(0.4)%
General and administrative expenses	(185)	(174)	(11)	(0.2)%
Loss (income) from equity method investments	(13)	25	(38)	(0.9)%
Net income attributable to noncontrolling interests	(1)	(95)	94	2.1%
Other	148	105	43	0.3%
Total change in ROE				(5.1)%

Opening Equity	$5,025	$4,464
Adjusted ROE* increased by 0.8 pp for the three months ended June 30, 2024 and decreased 3.0 pp for the six months ended June 30, 2024, which excludes the impact of net realized losses and fair value changes on fixed maturities and funds held.
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 66

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
Premiums earned in the Run-off segment are generally offset by the related current period net incurred losses and LAE and acquisition costs.
The components of technical results are as follows:

	Three Months Ended June 30,
	2024			2023
	Run-off	Corporate and other	Total	Run-off	Corporate and other	Total
	(in millions of U.S. dollars)
Net premiums earned	$5	$—	$5	$7	$—	$7
Net incurred losses and LAE:
Current period	4	—	4	3	—	3
Prior periods	(64)	2	(62)	(8)	(2)	(10)
Total net incurred losses and LAE	(60)	2	(58)	(5)	(2)	(7)
Acquisition costs	1	—	1	4	—	4
Technical results	$64	$(2)	$62	$8	$2	$10

	Six Months Ended June 30,
	2024			2023
	Run-off	Corporate and other	Total	Run-off	Corporate and other	Total
	(in millions of U.S. dollars)
Net premiums earned	$16	$—	$16	$15	$—	$15
Net incurred losses and LAE:
Current period	9	—	9	13	—	13
Prior periods	(87)	1	(86)	(41)	21	(20)
Total net incurred losses and LAE	(78)	1	(77)	(28)	21	(7)
Acquisition costs	2	—	2	6	—	6
Technical results	$92	$(1)	$91	$37	$(21)	$16
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 67

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Prior Periods - RLE - Three and Six Months Ended June 30, 2024 and 2023
The following tables summarize RLE, RLE %, Adjusted RLE* and Adjusted RLE %* by acquisition year for the three months ended June 30, 2024 and 2023, which management believes is useful in measuring and monitoring performance of our claims management activity on the portfolios that we have acquired. This permits comparability between acquisition years of different loss reserve volumes.
Refer to the table below for a summary of RLE, RLE %, Adjusted RLE* and Adjusted RLE %* for the three months ended June 30, 2024:

	Three Months Ended June 30, 2024
	RLE			Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE %*
	(in millions of U.S. dollars)
2014 and prior	$2	$921		$11	$683
2015	—	225		—	230
2016	5	557		5	615
2017	4	556		2	763
2018	1	519		1	580
2019	2	908		3	1,387
2020	—	339		—	339
2021	23	2,766		18	3,076
2022	31	1,971		31	1,971
2023	(6)	1,763		(6)	1,763
2024	—	148		—	148
Total	$62	$10,673	0.6%	$65	$11,555	0.6%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Three Months Ended June 30, 2024:
Our RLE % was 0.6% for the three months ended June 30, 2024, as favorable reductions in estimates of net ultimate losses, reductions in provisions for ULAE and net favorable changes in the fair value of liabilities for which we have elected the fair value option were partially offset by amortization of fair value adjustments.
Acquisition years 2021 and 2022 provided most of the favorable results for the period, driven by our construction defect line of business after assuming active claims management, as well as our professional indemnity/directors and officers, and general casualty lines of business, as a result of favorable claims experience. Acquisition year 2023 was unfavorably impacted by adverse development in our professional indemnity/directors and officers line of business, partially offset by favorable developments in the general casualty line of business.
Our Adjusted RLE %* was marginally impacted by the exclusion of the impact of the changes in the discount rate upon the fair value of liabilities where we have elected the fair value option and the amortization of fair value adjustments relating to purchased subsidiaries. It is also impacted by the change in estimate of net ultimate liabilities and reduction in estimated future expenses of our defendant A&E liabilities.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 68

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Refer to the table below for a summary of RLE, RLE %, Adjusted RLE* and Adjusted RLE %* for the three months ended June 30, 2023:

	Three Months Ended June 30, 2023
	RLE			Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE %*
	(in millions of U.S. dollars)
2014 and prior	$(4)	$1,342		$(4)	$1,051
2015	2	274		3	280
2016	1	665		1	731
2017	11	555		1	792
2018	—	695		5	779
2019	2	1,014		1	1,537
2020	1	489		—	489
2021	10	3,319		14	3,687
2022	(13)	2,808		(13)	2,808
2023	—	921		—	921
Total	$10	$12,082	0.1%	$8	$13,075	0.1%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Three Months Ended June 30, 2023:
Our RLE % was insignificant for the three months ended June 30, 2023, as favorable reductions in estimates of net ultimate losses and changes in the fair value of liabilities for which we have elected the fair value option were largely offset by amortization of fair value adjustments.
Acquisition year 2017 provided favorable results for the period, predominantly driven by a reduction in the fair value of liabilities for which we have elected the fair value option, partially offset by an adjustment to reclassify the changes in net incurred losses and LAE relating to our credit risk. Acquisition year 2021 also provided favorable results for the period, driven by favorable claims experience in our workers’ compensation line of business. Adverse RLE in the 2022 acquisition year was driven by an increase in ULAE provisions as a result of assuming active claims management control on the 2022 LPT transaction with Argo.
Our Adjusted RLE %* was marginally impacted by the exclusion of the impact of the changes in the discount rate upon the fair value of liabilities where we have elected the fair value option and the amortization of fair value adjustments relating to purchased subsidiaries. It is also impacted by the change in estimate of net ultimate liabilities and reduction in estimated future expenses of our defendant A&E liabilities.

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 69

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Six Months Ended June 30, 2024:

	Six Months Ended June 30, 2024
	RLE			Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE %*
	(in millions of U.S. dollars)
2014 and prior	$(10)	$1,249		$3	$904
2015	1	409		1	234
2016	10	567		10	628
2017	1	559		(6)	773
2018	(10)	749		(8)	601
2019	(1)	639		—	1,428
2020	(12)	1,656		(12)	356
2021	62	2,484		56	3,146
2022	50	1,738		50	2,076
2023	(5)	854		(5)	1,650
2024	—	148		—	148
Total	$86	$11,052	0.8%	$89	$11,944	0.7%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Our RLE % was 0.8% for the six months ended June 30, 2024, as favorable reductions in estimates of net ultimate losses, reductions in provisions for ULAE and net favorable changes in the fair value of liabilities for which we have elected the fair value option, partially offset by amortization of fair value adjustments.
Acquisition years 2021 and 2022 provided most of the favorable results for the period, driven by our professional indemnity/directors and officers, construction defect, general casualty and workers’ compensation lines of business, as a result of favorable claims experience. Partially offsetting this, acquisition years 2020, 2018 and 2014 and prior were unfavorably impacted by increased settlement activity in the general casualty line of business.
Our Adjusted RLE %* was negatively impacted by the exclusion of the impact of the changes in the discount rate upon the fair value of liabilities where we have elected the fair value option and the amortization of fair value adjustments relating to purchased subsidiaries. It is also impacted by the change in estimate of net ultimate liabilities and reduction in estimated future expenses of our defendant A&E liabilities.
Six Months Ended June 30, 2023:

	Six Months Ended June 30, 2023
	RLE			Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE %*
	(in millions of U.S. dollars)
2014 and prior	$5	$1,434		$3	$944
2015	3	277		4	295
2016	1	675		3	743
2017	(1)	556		2	797
2018	(10)	720		3	809
2019	1	1,029		1	1,555
2020	14	529		14	531
2021	17	3,360		24	3,842
2022	(10)	2,974		(10)	2,981
2023	—	921		—	921
Total	$20	$12,475	0.2%	$44	$13,418	0.3%
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
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 70

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Acquisition year 2020 provided favorable results primarily driven by a release of $10 million relating to COVID-19 exposures on our general casualty line of business. Acquisition year 2021 also provided favorable results, driven by continued favorable claims experience on our workers’ compensation line of business.
Acquisition years 2017, and 2018 were unfavorably impacted by an increase in the fair value of liabilities for which we have elected the fair value option. Acquisition year 2022 was unfavorably impacted by an increase in ULAE provisions as a result of assuming active claims management control on the 2022 LPT transaction with Argo, partially offset by a reduction in provisions for ULAE in accordance with our run-off operations.
Our Adjusted RLE %* was positively impacted by the exclusion of the impact of the changes in the discount rate upon the fair value of liabilities where we have elected the fair value option and the amortization of fair value adjustments relating to purchased subsidiaries. It is also impacted by the change in estimate of net ultimate liabilities and reduction in estimated future expenses of our defendant A&E liabilities.
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 71

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Investment Results

We strive to structure our investment holdings and the duration of our investments in a manner that recognizes our liquidity needs, including our obligation to pay losses and LAE liabilities.
The components of our investment results split between our fixed income assets (which includes our short-term and fixed maturities classified as trading and AFS, funds held, cash and cash equivalents and restricted cash and cash equivalents, collectively our “Fixed Income” assets) and other investments (which includes equities and equity method investments, collectively our “Other Investments”) for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,
	2024			2023
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$136	$19	$155	$149	$23	$172
Net realized losses	(9)	—	(9)	(25)	—	(25)
Fair value changes in trading securities, funds held and other investments	(26)	112	86	(64)	62	(2)
(Loss) income from equity method investments	—	(8)	(8)	—	14	14
Other comprehensive income:
Unrealized gains (losses) on fixed maturities, AFS, net of reclassification adjustments, excluding foreign exchange	3	—	3	(22)	—	(22)
TIR ($)	$104	$123	$227	$38	$99	$137
Annualized TIR %	3.3%	9.6%	5.2%	1.1%	8.2%	3.0%
Annualized Adjusted TIR %*	4.1%	9.6%	5.6%	4.1%	8.2%	5.1%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.

	Six Months Ended June 30,
	2024			2023
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$276	$39	$315	$281	$47	$328
Net realized losses	(15)	—	(15)	(43)	—	(43)
Fair value changes in trading securities, funds held and other investments	(45)	216	171	(5)	209	204
(Loss) income from equity method investments	—	(13)	(13)	—	25	25
Other comprehensive income:
Unrealized (losses) gains on fixed maturities, AFS, net of reclassification adjustments, excluding foreign exchange	(9)	—	(9)	65	—	65
TIR ($)	$207	$242	$449	$298	$281	$579
Annualized TIR %	3.2%	9.6%	5.0%	4.3%	11.5%	6.1%
Annualized Adjusted TIR %*	4.1%	9.6%	5.6%	3.7%	11.5%	5.6%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 72

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Net Investment Income
The below charts are in millions of U.S. dollars.
Three Months Ended June 30, 2024 versus 2023: Net investment income decreased primarily due to:
•an overall reduction in investments and funds held assets as a result of claims payments which outpaced new business relative to the periods; and
•higher investment expenses primarily due to increased performance fees.
Six Months Ended June 30, 2024 versus 2023: Net investment income decreased primarily due to:
•an overall reduction in investments and funds held assets as a result of claims payments which outpaced new business relative to the periods;
•a decrease in dividend income earned on our publicly traded equities; and
•higher investment expenses primarily due to increased performance fees.

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 73

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Fair Value Changes, Net Realized Losses and Unrealized (Losses) Gains included in Comprehensive Income
The below charts are in millions of U.S. dollars.
Three Months Ended June 30, 2024 versus 2023: The net increase of $129 million when comparing the aggregate of fair value changes, realized losses and unrealized gains (losses) on fixed maturities, AFS for the three months ended June 30, 2024 to the comparative quarter was the result of:
•a decrease in the aggregate of realized losses and losses from fair value changes in trading securities and funds held of $54 million, primarily as a result of comparatively less significant increase in interest rates across U.S., U.K. and European markets for the three months ended June 30, 2024 relative to the comparative quarter;
•net unrealized gains on fixed income securities, AFS of $3 million in the current quarter compared to net unrealized losses of $22 million in the comparative quarter primarily driven by significant increases in interest rates in the comparative quarter;
•an increase in the gain from fair value changes in other investments, including equities of $50 million, primarily driven by a favorable variance in relation to embedded derivatives pertaining to assets backing one of our LPT portfolios and increases in the gains for our CLO equities, hedge funds, private equity funds, privately held equities, and infrastructure. This is partially offset by decreases in the gain from publicly traded equities, fixed income funds, and real estate.
Six Months Ended June 30, 2024 versus 2023: The net decrease of $79 million when comparing the aggregate of fair value changes, realized losses and unrealized gains (losses) on fixed maturities, AFS for the six months ended June 30, 2024 to the comparative period was the result of:
•an increase in the aggregate of net realized losses and losses from fair value changes on trading securities and funds held of $12 million, as a result of comparatively more significant increases in interest rates in the U.S. as well as comparatively less significant tightening of credit spreads during the six months ended June 30, 2024 relative to the comparative period;
•net unrealized losses on fixed income securities, AFS of $9 million in the current period compared to net unrealized gains of $65 million in the comparative period, primarily driven by interest rate rises in the current period; as partially offset by;
•an increase in the gain on fair value changes from other investments, including equities, of $7 million, primarily driven by our privately held equities, CLO equities, hedge funds, and private equity funds relative to the comparative period, partially offset by decreased gains on publicly traded equities, private debt, and real estate, and an unfavorable variance in the fair value change of an embedded derivative in relation to the Aspen LPT.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 74

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

(Loss) income from equity method investments
The below charts are in millions of U.S. dollars.
Three Months Ended June 30, 2024 versus 2023: The variance of $22 million is driven by losses from our investment in Monument Re of $16 million for the three months ended June 30, 2024 compared to income in the comparative quarter of $5 million.
Six Months Ended June 30, 2024 versus 2023: The variance of $38 million is driven by losses from our investment in Monument Re of $46 million for the six months ended June 30, 2024 compared to income in the comparative year of $4 million. This is partially offset by an increase in income from our investment in Core Specialty of $16 million.
Investable Assets
Investable assets and adjusted investable assets* decreased by 4.8% and 4.2%, respectively, from December 31, 2023 to June 30, 2024, primarily due to the impact of net paid losses, partially offset by investment income and the fair value change in our fixed maturities.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measures.
Duration and average credit rating on fixed maturities, cash and cash equivalents and fixed maturities included in funds held - directly managed
The fair value, duration and average credit rating of investments is as follows:

	June 30, 2024			December 31, 2023
	Fair Value ($) (1)	Average Duration (in years) (2)	Average Credit Rating (3)	Fair Value ($) (1)	Average Duration (in years) (2)	Average Credit Rating (3)
Total	$9,384	3.90	A+	$10,320	4.04	A+
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

The overall decrease in the balance of our fixed maturities and cash and cash equivalents of $936 million when comparing June 30, 2024 to December 31, 2023 was primarily driven by the impact of net paid losses which outpaced new business for the period.
As of both June 30, 2024 and December 31, 2023, our fixed maturities and cash and cash equivalents had an average credit quality rating of A+ .
As of June 30, 2024 and December 31, 2023, our fixed maturities that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised $497 million, or 5.8%, and $456 million, or 4.8%, of our total fixed maturities portfolio, respectively.

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 75

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

General and Administrative Expenses for the Three and Six Months Ended June 30, 2024 and 2023

The below chart is in millions of U.S. dollars.
Three Months Ended June 30, 2024 versus 2023: The $13 million increase was primarily driven by higher legal fees and salaries and benefits expenses due to prior period bonus accrual releases, inflation and other staff costs. This is partially offset by decreases in other general and administrative expenses.
Six Months Ended June 30, 2024 versus 2023: The $11 million increase was primarily driven by higher salaries and benefits expenses due to inflationary rises and prior year bonus releases.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 76

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

We use this non-GAAP measure in our incentive compensation program.

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 77

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Non-GAAP Measure	Definition	Purpose of Non-GAAP Measure over GAAP Measure
Adjusted return on equity (%)	Adjusted operating income (loss) attributable to Enstar ordinary shareholders divided by adjusted opening Enstar ordinary shareholder's equity
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
-net assets of held for sale or disposed subsidiaries classified as discontinued operations (if any)

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 78

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Non-GAAP Measure	Definition	Purpose of Non-GAAP Measure over GAAP Measure
Adjusted run-off liability earnings (%)	Adjusted PPD divided by average adjusted net loss reserves.
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
(2) As of January 1, 2024, not applicable. Refer to Note 4 - "Segment Information" for more detail.
(3) The reinsurance contractual arrangements (including the Capacity Lease Agreement) described in Note 6 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 were settled during the second quarter of 2023, and we did not record any transactions in the Legacy Underwriting segment in 2023.

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 79

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of BVPS to Fully Diluted BVPS*:

	June 30, 2024			December 31, 2023
	Equity (1)	Ordinary Shares	Per Share Amount	Equity (1)	Ordinary Shares	Per Share Amount
	(in millions of U.S. dollars, except share and per share data)
Book value per ordinary share	$5,261	14,665,281	$358.74	$5,025	14,631,055	$343.45
Non-GAAP adjustment:
Share-based compensation plans		334,625			292,190
Fully diluted book value per ordinary share*	$5,261	14,999,906	$350.74	$5,025	14,923,245	$336.72
(1) Equity comprises Enstar ordinary shareholders' equity, which is calculated as Enstar shareholders' equity less preferred shares ($510 million) prior to any non-GAAP adjustments.
The table below presents a reconciliation of ROE to Adjusted ROE* and Annualized ROE to Annualized Adjusted ROE*:

	Three Months Ended
	June 30, 2024				June 30, 2023
	Net income (loss) (1)	Opening equity (1)	ROE	Annualized ROE	Net income (loss) (1)	Opening equity (1)	ROE	Annualized ROE
	(in millions of U.S. dollars)
Net income/Opening equity/ROE/Annualized ROE (1)	$126	$5,122	2.5%	9.8%	$21	$4,367	0.5%	1.9%
Non-GAAP adjustments for loss (gains):
Net realized losses on fixed maturities, AFS (2) / Cumulative fair value changes to fixed maturities, AFS (3)	9	416			25	531
Fair value changes on fixed maturities, trading (2) / Fair value changes on fixed maturities, trading (3)	16	251			42	316
Fair value changes on funds held - directly managed (2) / Fair value changes on funds held - directly managed (3)	10	122			22	147
Change in fair value of insurance contracts for which we have elected the fair value option / Fair value of insurance contracts for which we have elected the fair value option (4)	(4)	(249)			(8)	(278)
Amortization of fair value adjustments / Fair value adjustments	6	(103)			6	(121)
Tax effects of adjustments (5)	(3)	—			(3)	—
Adjusted net income /Adjusted opening equity/Adjusted ROE/Annualized adjusted ROE*	$160	$5,559	2.9%	11.5%	$105	$4,962	2.1%	8.5%
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
*Non-GAAP measure.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 80

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

	Six Months Ended
	June 30, 2024				June 30, 2023
	Net income (loss) (1)	Opening equity (1)	ROE	Annualized ROE	Net income (loss) (1)	Opening equity (1)(2)	ROE	Annualized ROE
	(in millions of U.S. dollars)
Net income/Opening equity/ROE (1)	$245	$5,025	4.9%	9.8%	$445	$4,464	10.0%	19.9%
Non-GAAP adjustments for loss (gains):
Net realized losses on fixed maturities, AFS (2) / Cumulative fair value changes to fixed maturities, AFS (3)	15	380			43	647
Fair value changes on fixed maturities, trading (3) / Fair value changes on fixed maturities, trading (4)	30	234			2	400
Fair value changes on funds held - directly managed (3) / Fair value changes on funds held - directly managed (4)	15	111			3	780
Change in fair value of insurance contracts for which we have elected the fair value option / Fair value of insurance contracts for which we have elected the fair value option (5)	(8)	(246)			12	(294)
Amortization of fair value adjustments / Fair value adjustments	9	(107)			9	(124)
Tax effects of adjustments (6)	(5)	—			(6)	—
Adjustments attributable to noncontrolling interests (7)	—	—			(2)	—
Adjusted net income /Adjusted opening equity/Adjusted ROE*	$301	$5,397	5.6%	11.2%	$506	$5,873	8.6%	17.2%
(1) Net income (loss) comprises net income (loss) attributable to Enstar ordinary shareholders, prior to any non-GAAP adjustments. Opening equity comprises Enstar ordinary shareholders' equity, which is calculated as opening Enstar shareholders' equity less preferred shares ($510 million), prior to any non-GAAP adjustments.
(2) Enstar ordinary shareholders’ equity as of December 31, 2022 has been retrospectively adjusted for the impact of adopting ASU 2018-12. Refer to Note 9 to our unaudited condensed consolidated financial statements for further information.
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
(7) Represents the impact of the adjustments on net income (loss) attributable to noncontrolling interests associated with the specific subsidiaries to which the adjustments relate.
*Non-GAAP measure.

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 81

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The tables below present a reconciliation of RLE to Adjusted RLE*:

	Three Months Ended	As of			Three Months Ended
	June 30, 2024	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2024
	RLE / PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE %	$62	$10,518	$10,827	$10,673	0.6%
Non-GAAP adjustments for expenses (income):
Net loss reserves incurred in the current period	—	(9)	(5)	(7)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	6	98	103	101
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(4)	253	249	251
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	—	497	516	506
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	1	31	32	31
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE %*	$65	$11,388	$11,722	$11,555	0.6%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.

	Three Months Ended	As of			Three Months Ended
	June 30, 2023	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2023
	RLE / PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE %	$10	$12,939	$11,226	$12,082	0.1%
Non-GAAP adjustments for expenses (income):
Net loss reserves incurred in the current period	—	(11)	(9)	(10)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	6	116	121	119
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(8)	312	278	295
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	—	550	560	555
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	—	34	34	34
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE %*	$8	$13,940	$12,210	$13,075	0.1%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 82

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

	Six Months Ended	As of			Six Months Ended
	June 30, 2024	June 30, 2024	December 31, 2023	June 30, 2024	June 30, 2024
	RLE / PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE/Annualized RLE	$86	$10,518	$11,585	$11,052	0.8%
Non-GAAP Adjustments:
Net loss reserves - current period	—	(9)	—	(5)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	9	98	107	103
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(8)	253	246	250
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	—	497	527	512
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	2	31	33	32
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE/Annualized Adjusted RLE*	$89	$11,388	$12,498	$11,944	0.7%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.

	Six Months Ended	As of			Six Months Ended
	June 30, 2023	June 30, 2023	December 31, 2022	June 30, 2023	June 30, 2023
	RLE / PPD	Net loss reserves	Net loss reserves	Average Net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE/Annualized RLE	$20	$12,939	$12,011	$12,475	0.2%
Non-GAAP Adjustments:
Net loss reserves - current period	—	(11)	—	(6)
Legacy Underwriting	—	—	(139)	(70)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	9	116	124	120
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	12	312	294	303
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	2	550	572	561
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	1	34	35	35
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE/Annualized Adjusted RLE*	$44	$13,940	$12,897	$13,418	0.3%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 83

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The tables below present a reconciliation of our Annualized TIR to our Annualized Adjusted TIR*:

	Three Months Ended
	June 30,
	2024			2023
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$136	$19	$155	$149	$23	$172
Net realized losses
Fixed maturities, AFS	(9)	—	(9)	(25)	—	(25)
Net realized losses	(9)	—	(9)	(25)	—	(25)
Fair value changes
Fixed maturities, trading	(16)	—	(16)	(42)	—	(42)
Funds held	(10)	—	(10)	(22)	—	(22)
Equity securities	—	35	35	—	39	39
Other investments	—	78	78	—	27	27
Investment derivatives	—	(1)	(1)	—	(4)	(4)
Fair value changes	(26)	112	86	(64)	62	(2)
(Loss) income from equity method investments	—	(8)	(8)	—	14	14
Other comprehensive income:
Unrealized gains (losses) on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	3	—	3	(22)	—	(22)
TIR ($)	$104	$123	$227	$38	$99	$137

Non-GAAP adjustments:
Net realized losses (gains) on fixed maturities, AFS and fair value changes in trading and funds held - directly managed	35	—	35	90	—	90
Net unrealized (gains) losses on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	(3)	—	(3)	22	—	22
Adjusted TIR ($)*	$136	$123	$259	$150	$99	$249

Total investments	$11,453	$5,170	$16,623	$13,228	$4,805	$18,033
Cash and cash equivalents, including restricted cash and cash equivalents	752	—	752	1,186	—	1,186
Total investable assets	$12,205	$5,170	$17,375	$14,414	$4,805	$19,219

Average aggregate invested assets, at fair value (1)	12,460	5,127	17,587	13,693	4,855	18,548
Annualized TIR % (2)	3.3%	9.6%	5.2%	1.1%	8.2%	3.0%
Non-GAAP adjustment:
Net unrealized losses on fixed maturities, AFS included within AOCI and fair value changes on fixed maturities, trading and funds held - directly managed	803	—	803	1,053	—	1,053
Adjusted investable assets*	$13,008	$5,170	$18,178	$15,467	$4,805	$20,272

Adjusted average aggregate invested assets, at fair value* (3)	$13,256	$5,127	$18,383	$14,717	$4,855	$19,572
Annualized adjusted TIR %* (4)	4.1%	9.6%	5.6%	4.1%	8.2%	5.1%
Annualized income from fixed income assets (5)	576	—	576	612	—	612
Average aggregate fixed income assets, at cost (5)(6)	13,232	—	13,232	13,693	—	13,693
Annualized Investment book yield (7)	4.35%	—%	4.35%	4.47%	—%	4.47%
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
*Non-GAAP measure.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 84

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

	Six Months Ended
	June 30, 2024			June 30, 2023
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$276	$39	$315	$281	$47	$328
Net realized losses
Fixed maturities, AFS	(15)	—	(15)	(43)	—	(43)
Net realized losses	(15)	—	(15)	(43)	—	(43)
Fair value changes
Fixed maturities, trading	(30)	—	(30)	(2)	—	(2)
Funds held	(15)	—	(15)	(3)	—	(3)
Equity securities	—	72	72	—	92	92
Other investments	—	145	145	—	112	112
Investment derivatives	—	(1)	(1)	—	5	5
Fair value changes	(45)	216	171	(5)	209	204
(Loss) income from equity method investments	—	(13)	(13)	—	25	25
Other comprehensive income:
Unrealized (losses) gains on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	(9)	—	(9)	65	—	65
TIR ($)	$207	$242	$449	$298	$281	$579

Non-GAAP adjustments:
Net realized losses (gains) on fixed maturities, AFS and fair value changes in trading and funds held - directly managed	60	—	60	49	—	49
Net unrealized losses (gains) on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	9	—	9	(65)	—	(65)
Adjusted TIR ($)*	$276	$242	$518	$282	$281	$563

Total investments	$11,453	$5,170	$16,623	$13,228	$4,805	$18,033
Cash and cash equivalents, including restricted cash and cash equivalents	752	—	752	1,186	—	1,186
Total investable assets	$12,205	$5,170	$17,375	$14,414	$4,805	$19,219

Average aggregate invested assets, at fair value (1)	12,777	5,048	17,825	13,937	4,894	18,831
Annualized TIR % (2)	3.2%	9.6%	5.0%	4.3%	11.5%	6.1%
Non-GAAP adjustment:
Net unrealized losses on fixed maturities, AFS included within AOCI and fair value changes on fixed maturities, trading and funds held - directly managed	803	—	803	1,053	—	1,053
Adjusted investable assets*	$13,008	$5,170	$18,178	$15,467	$4,805	$20,272

Adjusted average aggregate invested assets, at fair value* (3)	$13,549	$5,048	$18,597	$15,324	$4,894	$20,218
Annualized adjusted TIR %* (4)	4.1%	9.6%	5.6%	3.7%	11.5%	5.6%
Annualized income from fixed income assets (5)	588	—	588	578	—	578
Average aggregate fixed income assets, at cost (5)(6)	13,526	—	13,526	15,294	—	15,294
Annualized Investment book yield (7)	4.35%	—%	4.35%	3.78%	—%	3.78%
(1) This amount is a three period average of the total investable assets, as presented above, and is comprised of amounts disclosed in our first and second quarterly and our annual U.S. GAAP consolidated financial statements.
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
(6) These amounts are a three period average of the amounts disclosed in our first and second quarterly and our annual U.S. GAAP consolidated financial statements.
(7) Annualized investment book yield % is calculated by dividing the annualized income from fixed income assets by average aggregate fixed income assets, at cost.
*Non-GAAP measure.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 85

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment

Results of Operations by Segment - For the Three and Six Months Ended June 30, 2024 and 2023

Effective January 1, 2024, our business is organized into two reportable segments: (i) Run-off and (ii) Investments. In addition, our Corporate and other activities, which do not qualify as an operating segment, include income and expense items that are not directly attributable to our reportable segments and activities from the former Assumed Life and Legacy Underwriting reportable segments.
Effective January 1, 2024, Assumed Life and Legacy Underwriting are no longer reportable segments as they ceased all business activities following the series of commutation and novation transactions in Enhanzed Re and the settlement of the arrangements between SGL No. 1, Arden, and Atrium. Any residual activities of the former Assumed Life and Legacy Underwriting reportable segments will be prospectively included within our Corporate and other activities (all of which are expected to be immaterial). See Note 4 to the consolidated financial statements for additional information.
The following is a discussion of our results of operations by segment.
Run-off Segment

The following is a discussion and analysis of the results of operations for our Run-off segment.

	Three Months Ended			Six Months Ended
	June 30,		$ Change	June 30,		$ Change
	2024	2023		2024	2023
	(in millions of U.S. dollars)
REVENUES
Net premiums earned	$5	$7	$(2)	$16	$15	$1
Other income:
Reduction in estimates of net ultimate defendant A&E liabilities - prior periods	—	—	—	—	2	(2)
Reduction in estimated future defendant A&E expenses	1	—	1	2	1	1
All other income	2	5	(3)	4	7	(3)
Total other income	3	5	(2)	6	10	(4)
Total revenues	8	12	(4)	22	25	(3)

EXPENSES
Net incurred losses and LAE:
Current period	4	3	1	9	13	(4)
Prior periods:
Reduction in estimates of net ultimate losses	(42)	(8)	(34)	(48)	(23)	(25)
Reduction in provisions for ULAE	(22)	—	(22)	(39)	(18)	(21)
Total prior periods	(64)	(8)	(56)	(87)	(41)	(46)
Total net incurred losses and LAE	(60)	(5)	(55)	(78)	(28)	(50)
Acquisition costs	1	4	(3)	2	6	(4)
General and administrative expenses	48	47	1	90	86	4
Total expenses	(11)	46	(57)	14	64	(50)

SEGMENT NET INCOME (LOSS)	$19	$(34)	$53	$8	$(39)	$47
Overall Results
Three Months Ended June 30, 2024 versus 2023: Net income from our Run-off segment was $19 million compared to net loss of $34 million in the comparative quarter, primarily due to:
•A $56 million increase in favorable PPD in the current quarter, mainly driven by a $34 million increase in the reduction in estimates of net ultimate losses and a $22 million release of ULAE provisions.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 86

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Run-off Segment

◦During the second quarter of 2024, we recognized favorable development on our construction defect and professional indemnity/directors and officers lines of business of $24 million and $12 million, respectively, driven by favorable claims experience.
◦In comparison, during the second quarter of 2023 we recognized favorable development of $9 million on our workers’ compensation line of business as a result of favorable claims experience, most notably in the 2021 acquisition year. We also increased our ULAE provision by $21 million as a result of assuming active claims control on the 2022 LPT agreement with Argo, which offset other ULAE reserve adjustments from our run-off operations.

Six Months Ended June 30, 2024 versus 2023: Net income from our Run-off segment was $8 million compared to net loss of $39 million in the comparative period, primarily due to:
•A $46 million increase in favorable PPD, mainly driven by a $25 million increase in the reduction in estimates of net ultimate losses and a $21 million increase in the release of ULAE provisions relative to the comparative period.
◦During the first half of 2024, PPD was primarily driven by favorable development across multiple lines of business. We recognized $41 million and $22 million of favorable development on our professional indemnity/directors and officers and construction defect lines of business, respectively, as a result of favorable claims experience, as well as $25 million of favorable development on our asbestos line of business resulting from actuarial analysis. This was partially offset by adverse development on our general casualty line of business of $17 million driven by adverse claims experience and adverse development on our environmental line of business of $25 million due to results from actuarial reviews during the period.
◦In comparison, in the first half of 2023, we recognized favorable development of $20 million on our workers’ compensation line of business as a result of continued favorable claims experience, most notably in the 2021 acquisition year.

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 87

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

Investments Segment

The following is a discussion and analysis of the results of operations for our Investments segment.

	Three Months Ended			Six Months Ended
	June 30,		$ Change	June 30,		$ Change
	2024	2023		2024	2023
	(in millions of U.S. dollars)
REVENUES
Net investment income:
Fixed maturities	$137	$145	$(8)	$279	$276	$3
Cash and restricted cash	7	8	(1)	15	13	2
Other investments, including equities	19	23	(4)	39	47	(8)
Less: Investment expenses	(8)	(4)	(4)	(18)	(8)	(10)
Total net investment income	155	172	(17)	315	328	(13)
Net realized losses:
Fixed maturities	(9)	(25)	16	(15)	(43)	28
Total net realized losses	(9)	(25)	16	(15)	(43)	28
Fair value changes in:
Fixed maturities, trading	(26)	(64)	38	(45)	(5)	(40)
Other investments, including equities	112	62	50	216	209	7
Total fair value changes in trading securities and other investments	86	(2)	88	171	204	(33)
Total revenues	232	145	87	471	489	(18)

EXPENSES
General and administrative expenses	10	10	—	20	21	(1)
Total expenses	10	10	—	20	21	(1)

(Loss) income from equity method investments	(8)	14	(22)	(13)	25	(38)

SEGMENT NET INCOME	$214	$149	$65	$438	$493	$(55)
Overall Results
Three Months Ended June 30, 2024 versus 2023: Net income from our Investments segment was $214 million for the three months ended June 30, 2024 compared to $149 million for the three months ended June 30, 2023. The increase of $65 million was primarily due to:
•an increase in the gain from fair value changes in other investments, including equities of $50 million, primarily driven by a favorable variance in relation to an embedded derivative related to the assets supporting one of our LPTs and increases in the gains for our CLO equities, hedge funds, private equity funds, privately held equities and infrastructure. This is partially offset by decreases in the gain from publicly traded equities, fixed income funds, and real estate; and
•a decrease in the aggregate of net realized losses and losses from fair value changes in trading securities and funds held of $54 million, primarily as a result of moderating increases in interest rates across U.S., U.K. and European markets in the current period, relative to the comparative quarter. This is partially offset by;
•a decrease in our net investment income of $17 million due to an overall reduction in investments and funds held assets as a result of claims payments which outpaced new business relative to the periods and an increase in investment expenses primarily due to increased performance fees; and
•a loss from equity method investments of $8 million for the current quarter compared to $14 million income in the comparative quarter as a result of increased losses on our investment in Monument Re.

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 88

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

Six Months Ended June 30, 2024 versus 2023: Net income from our Investments segment was $438 million for the six months ended June 30, 2024 compared to $493 million for the six months ended June 30, 2023. The decrease of $55 million was primarily due to:
•an increase in the aggregate of net realized losses and losses from fair value changes in trading securities and funds held of $12 million, primarily as a result of comparatively more significant increase in interest rates in the U.S., as well as comparatively less significant tightening credit spreads;
•a loss from equity method investments of $13 million for the current period compared to $25 million income in the comparative period as a result of increased losses on our investment in Monument Re, partially offset by an increase in income on our investment in Core Specialty; and
•a decrease in our net investment income of $13 million, which is primarily due reductions in our investments and funds held assets as a result of claims payments which outpaced new business, less dividend income earned on our publicly traded equities and increased investment expenses primarily due to increased performance fees; partially offset by;
•an increase in the gain on fair value changes from other investments, including equities, of $7 million, primarily driven by our privately held equities, CLO equities, hedge funds, and private equity funds relative to the comparative period, partially offset by decreased gains on publicly traded equities, private debt, and real estate, and an unfavorable variance in relation to an embedded derivative related to the assets supporting one of our LPTs.
Total Investments
Fixed maturities
The below tables present the fair value, duration, and credit rating of our fixed maturities in our Run-off segment:

	June 30, 2024				December 31, 2023
	Fair Value	%	Duration (years) (1)	Credit Rating (1)	Fair Value	%	Duration (years) (1)	Credit Rating (1)
	(in millions of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS
U.S. government & agency	$270	3.1%	4.4	AA+	$326	3.4%	4.5	AA+
U.K. government	51	0.6%	10.8	A+	72	0.8%	10.3	A+
Other government	343	4.0%	4.7	AA	391	4.1%	5.0	AA
Corporate	3,769	43.7%	5.3	A-	4,131	43.5%	5.4	A-
Municipal	120	1.4%	7.0	AA-	142	1.5%	7.6	AA-
Residential mortgage-backed	451	5.2%	5.1	AA	487	5.1%	5.2	AA
Commercial mortgage-backed	873	10.1%	1.4	AA-	841	8.9%	1.6	AA-
Asset-backed	846	9.8%	1.4	A-	884	9.3%	1.0	A
Total - Fixed maturity and short-term investments, trading and AFS	6,723	77.9%	4.3	A	7,274	76.6%	4.5	A
Fixed maturities included in funds held - directly managed	1,909	22.1%	4.2	A	2,216	23.4%	4.3	A
	$8,632	100.0%	4.3	A	$9,490	100.0%	4.4	A
(1) The average duration and average credit ratings calculation includes short-term investments, fixed maturities and the fixed maturities within our funds held-directly managed portfolios.
The overall decrease in our fixed maturities of $858 million when comparing June 30, 2024 to December 31, 2023 was primarily driven by the impact of net paid losses, partially offset by investment income and fair value changes.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 89

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

Other investments, including equities
The below tables present the composition of our other investments, including equities:

	June 30, 2024	December 31, 2023
	(in millions of U.S. dollars)
Equities
Publicly traded equities	$292	$275
Exchange-traded funds	71	82
Privately held equities	382	344
Warrant and others	16	—
Total	$761	$701

Other investments
Hedge funds	$551	$491
Fixed income funds	545	605
Equity funds	4	4
Private equity funds	1,794	1,617
CLO equities	49	60
CLO equity funds	160	182
Private credit funds	669	625
Real estate fund	319	269
Total	$4,091	$3,853
Our equities increased by $60 million and other investments increased by $238 million from December 31, 2023 to June 30, 2024, primarily due to fair value changes and the funding of various non-core asset strategies, in line with our strategic asset allocation.
Equity Method Investments
Refer to the below table for a summary of our equity method investments, which does not include those investments we have elected to measure under the fair value option:

	As of		Three Months Ended	Six Months Ended	As of		Three Months Ended	Six Months Ended
	June 30, 2024		June 30, 2024		December 31, 2023		June 30, 2023
	Ownership %	Carrying Value	Income (loss) from Equity Method Investments		Ownership %	Carrying Value	Income (loss) from Equity Method Investments
	(in millions of U.S. dollars)
Citco (1)	—%	$—	$—	$—	—%	$—	$2	3
Monument Re (2)	24.6%	47	(16)	(46)	20.0%	95	5	4
Core Specialty	19.8%	259	8	34	19.9%	225	7	18
Other	27.0%	12	—	(1)	27.0%	14	—	—
		$318	$(8)	$(13)		$334	$14	$25
(1) Prior to the sale of our entire equity interest in Citco during the fourth quarter of 2023, we owned 31.9% of the common shares in HH CITCO Holdings Limited which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco.
(2) As of June 30, 2024, we owned 24.6% of the common shares in Monument Re. We converted all of our preferred shares in Monument Midco to common shares in Monument Re on January 2, 2024. As of December 31, 2023, we owned 20.0% of the common shares in Monument Re as well as preferred shares in Monument Midco which had fixed dividend yields (where declared) and whose balances were included in the Investment amount.

Carrying Value
The carrying value of our equity method investments decreased from December 31, 2023 primarily due to $13 million in loss from equity method investments for the six months ended June 30, 2024.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 90

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

(Loss) Income from Equity Method Investments
Three Months Ended June 30, 2024 and 2023:
In the current quarter, there was a loss from equity method investments of $8 million compared to income of $14 million for comparative quarter. The decrease was primarily due a $16 million loss from our investment in Monument Re, compared to income of $5 million in the comparative quarter.
Six Months Ended June 30, 2024 and 2023:
In the first half of 2024, there was a loss from equity method investments of $13 million compared to income from of $25 million for the comparative period. The decrease was primarily due to a $46 million loss in Monument Re, compared to income of $4 million in the comparative period. This was partially offset by an increase in our income of $16 million from our investment in Core Specialty.
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
Overall Results
Six Months Ended June 30, 2023: Net income from our Assumed Life segment of $275 million for the six months ended June 30, 2023 was primarily due to the net gain recognized on the completion of the novation of the Enhanzed Re reinsurance of a closed block of life annuity policies.
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
Our total first half of 2023 net income attributable to Enstar from this novation transaction was $194 million.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 91

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Legacy Underwriting Segment

Legacy Underwriting Segment

The former Legacy Underwriting segment previously consisted of direct underwriting activities.
Overall Results
Six Months Ended June 30, 2023:
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
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 92

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Corporate and other

Corporate and other

The following is a discussion and analysis of our results of operations for our Corporate and other activities.

	Three Months Ended			Six Months Ended
	June 30,		$ Change	June 30,		$ Change
	2024	2023		2024	2023
	(in millions of U.S. dollars)
REVENUES
Other income:
Amortization of fair value adjustments (1)	$(4)	$(2)	$(2)	$(8)	$(6)	$(2)
All other income	—	(1)	1	1	3	(2)
Total revenues	(4)	(3)	(1)	(7)	(3)	(4)

EXPENSES
Net incurred losses and LAE - prior periods:
Amortization of fair value adjustments	6	6	—	9	9	—
Changes in fair value - fair value option (2)	(4)	(8)	4	(8)	12	(20)
Total net incurred losses and LAE - prior periods	2	(2)	4	1	21	(20)
Amortization of net deferred charge assets	29	24	5	59	41	18
General and administrative expenses	40	28	12	75	67	8
Total expenses	71	50	21	135	129	6

Interest expense	(23)	(22)	(1)	(45)	(45)	—
Net foreign exchange (losses) gains	(1)	(5)	4	8	1	7
Income tax benefit (expense)	2	4	(2)	(3)	5	(8)
Net income attributable to noncontrolling interests	(1)	(9)	8	(1)	(95)	94
Dividends on preferred shares	(9)	(9)	—	(18)	(18)	—

NET LOSS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(107)	$(94)	$(13)	$(201)	$(284)	$83
(1) Amortization of fair value adjustments relates to the acquisition of DCo and Morse TEC.
(2) Comprises the discount rate and risk margin components.
Overall Results
Three Months Ended June 30, 2024 versus 2023: Net loss attributable to Enstar ordinary shareholders from our Corporate and other activities increased by $13 million from $94 million in the comparative quarter to $107 million for the three months ended June 30, 2024, primarily due to:
•an increase in general and administrative expenses of $12 million primarily due to higher legal fees and salaries and benefits expenses due to inflation and other staff costs;
•changes in the fair value of the 2017 and 2018 portfolios where we elected the fair value option which resulted in a $4 million reduction in liabilities in the first quarter of 2024 compared to $8 million in the comparative quarter primarily driven by a moderating increase in U.K. corporate bond yields during the first quarter of 2024 compared to the first quarter of 2023. The corporate bond yields, which form a component of the discount rate used to calculate the fair value of the liabilities, are matched to the original currencies of the underlying loss portfolios, of which GBP is the predominant currency for those portfolios that we have elected to measure at fair value using the fair value option. Partially offset by
•an increase in the amortization of net deferred charge assets of $5 million, driven by an increase in net DCA balances as a result of transactions completed during the second quarter of 2023;
•a decrease in net income attributable to noncontrolling interests of $8 million primarily due to the comparative quarter’s earnings on StarStone Specialty Holdings Limited (“SSHL”). In December 2023, we purchased the remaining equity interest and no longer attribute earnings to noncontrolling interests for this subsidiary.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 93

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Corporate and other

Six Months Ended June 30, 2024 versus 2023: Net loss attributable to Enstar ordinary shareholders from our Corporate and other activities decreased by $83 million from $284 million in the comparative period to $201 million for the six months ended June 30, 2024, primarily due to:
•a decrease in the net income attributable to noncontrolling interests of $94 million which was primarily a result of attributing $81 million of the gain on novation of the Enhanzed Re reinsurance closed block of life annuity policies in the comparative quarter to the then-existing Allianz 24.9% equity interest in Enhanzed Re at the time of the transaction;
•changes in the fair value of the 2017 and 2018 portfolios where we elected the fair value option resulted in a $8 million decrease in liabilities in the first half of 2024 due to increases in interest rates, in comparison to $12 million of unfavorable fair value changes in the comparative period;
•an increase in general and administrative expenses of $8 million, primary driven by higher salaries and benefits expenses due to inflationary rises and prior year bonus releases; partially offset by
•an increase in the amortization of net deferred charge assets of $18 million, driven by an increase in net DCA balances as a result of recently completed transactions.

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 94

Item 2 | Management's Discussion and Analysis | Current Outlook

Current Outlook

Merger Agreement
On July 29, 2024, we entered into the Merger Agreement, under which all of Enstar’s issued and outstanding ordinary shares, par value $1.00 per share, will be converted into the right to receive $338 in cash per ordinary share, except for shares held by Sixth Street and certain shareholders who will reinvest in the merged entity. The total consideration to be paid to our shareholders in the Merger is approximately $5.1 billion. Completion of the Merger remains subject to certain conditions, including the approval of the Merger by our shareholders, as well as certain governmental and regulatory approvals. The Merger is currently expected to close in mid-2025; however, no assurance can be given as to when, or if, the Merger will occur. Refer to Note 1. Merger Agreement of our unaudited condensed consolidated financial statements for further information on the Merger Agreement.

Run-off Outlook

Transactions
Refer to Note 3. Significant New Business of our unaudited condensed consolidated financial statements for a summary of significant new business transactions that were signed but not yet closed as of June 30, 2024.
We have also expanded our run-off portfolio to reinsure certain property catastrophe risks written by third-party capital platforms which are funded by Insurance Linked Securities (“ILS”), whereby in July 2024, we closed on a deal to reinsure certain property coverage business written by a third-party capital platform for which Enstar will receive a premium of $350 million for the portfolio, which marks our first ever deal in ILS and the first solution of its type in this market.
We continue to evaluate transactions in our active pipeline including LPTs, ADCs, and other transaction types including acquisitions. We seek opportunities to execute creative and accretive transactions by offering innovative capital release solutions that enable our clients to meet their capital and risk management objectives.
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
Investment Outlook

We expect global financial markets to remain uncertain throughout 2024 due to the lagged impact of higher interest rates and tighter financial conditions, resilient inflation, US Presidential elections and the macroeconomic effects of ongoing geopolitical conflicts and tensions.
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
•For the three months ended June 30, 2024, we hold 17.4% of our portfolio, or $3.0 billion, in fixed maturity investments with floating interest rates which, should interest rates remain elevated, would be accretive to future investment book yields. We have earned $59 million and $63 million of net investment income from our floating
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 95

Item 2 | Management's Discussion and Analysis | Current Outlook

rate investments for the three months ended June 30, 2024 and 2023, respectively, which were generally indexed to LIBOR1 through June 30, 2023 and SOFR thereafter.
•For the six months ended June 30, 2024, we hold 17.5% of our portfolio, or $3.0 billion in fixed maturity investments with floating interest rates which, should interest rates remain elevated, would be accretive to future investment book yields. We have earned $117 million and $119 million of net investment income from our floating rate investments for the six months ended June 30, 2024 and 2023, respectively, which were generally indexed to LIBOR2 through June 30, 2023 and SOFR thereafter.
•Higher interest rates have provided us with the opportunity to reinvest at higher yields as our securities mature or as we invest a significant portion of consideration received from new business in fixed maturities.
We expect that the cumulative unrealized losses and fair value changes we have recognized on our fixed maturities will be recouped as these assets get closer to their maturity and the prices pull to par, assuming we do not, or are otherwise not required to, sell such investments prior to maturity. We may also undertake tactical repositioning of our portfolio as opportunities arise to achieve better alignment with our investment strategy, rather than waiting for certain fixed maturities to pull to par, which may result in the recognition of previously unrealized losses within our income statement with a corresponding reclassification adjustment in other comprehensive income. Such adjustments would be neutral to equity since the unrealized losses are recorded as a component of accumulated other comprehensive income. Any investment repositioning may also have a corresponding impact to our investment book yield.
We expect global equity markets to remain volatile in 2024, and this, combined with our reporting lag on certain investments, may impact the valuation of our risk investments. We invest in public and private assets, which may vary in the magnitude of their exposure to any potential economic downturn and other macroeconomic factors.
Despite these challenges, we remain committed to our strategic asset allocation and expect our investments to provide attractive risk adjusted returns and diversification benefits over the medium to long term.
Inflation

We continue to monitor the inflationary impacts resulting from pandemic-related government stimulus and labor force supply pressures on our loss cost trends.
Commencing in 2021, economic inflation rose significantly before peaking in mid-2022 and returning to low single digits in late 2023 and through mid-2024. During this period our net loss reserves have not been significantly impacted by these inflationary pressures.
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

1 LIBOR was ceased on June 30, 2023 and replaced by the Secured Overnight Financing Rate (“SOFR”).
2 LIBOR was ceased on June 30, 2023 and replaced by the Secured Overnight Financing Rate (“SOFR”).
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 96

Item 2 | Management's Discussion and Analysis | Current Outlook

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
We continue to monitor ongoing developments relating to these new tax regimes.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 97

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Liquidity and Capital Resources

Overview

We aim to generate cash flows from our (re)insurance operations and investments, preserve sufficient capital for future acquisitions and new business, and develop relationships with lenders who provide borrowing capacity at competitive rates.
As of June 30, 2024 we had $469 million of cash and cash equivalents, excluding restricted cash, that supports (re)insurance operations. Included in this amount was $246 million held by our foreign subsidiaries outside of Bermuda.
We closed 2023 with an estimated solvency capital ratio of 195%. Based upon our financial fundamentals and available funding sources, we continue to believe we have access to adequate liquidity and capital resources to meet business requirements under current market conditions and reasonably possible stress scenarios for the foreseeable future. We continuously monitor our liquidity and capital positions and adjust as required by market conditions. The following represent our total capitalization and capitalization attributable to Enstar as of June 30, 2024 and December 31, 2023.

Total Capitalization
$7,712
$1,832
$109
$510
30.4%
23.8%
$5,261
$7,479
$1,831
$113
$510
31.3%
24.5%
$5,025
June 30, 2024
December 31, 2023
Debt and Series D and E Preferred Shares to total capitalization
Debt to total capitalization
Debt obligations
NCI
Series D and E Preferred Shares
Ordinary shareholders' equity

Total capitalization attributable to Enstar excluding NCI was $7.60 billion as of June 30, 2024 and $7.37 billion as of December 31, 2023. Debt and Series D and E preferred shares to total capitalization attributable to Enstar was 30.8% and 31.8% as of June 30, 2024 and December 31, 2023, respectively. Debt to total capitalization attributable to Enstar was 24.1% and 24.9% as of June 30, 2024 and December 31, 2023, respectively.
Under the eligible capital rules of the Bermuda Monetary Authority (“BMA”), our Preferred Shares qualify as Tier 2 capital when considering the Bermuda Solvency Capital Requirements (“BSCR”).
For purposes of the financial covenants in our credit facilities, total debt excludes hybrid capital (defined as our Junior Subordinated Notes) not exceeding 15% of total capital attributable to Enstar. As of June 30, 2024, we were in compliance with the financial covenants in our credit facilities.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 98

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Liquidity and Capital Resources of Holding Company and subsidiaries

Holding Company Liquidity
We conduct substantially all of our operations through our subsidiaries. As such, the potential sources of liquidity to Enstar as a holding company consist of cash flows from our subsidiaries, including dividends, advances and loans, and interest income on loans to our subsidiaries. We have available borrowing capacity under our revolving credit facility, and we have obtained funding through the issuance of senior notes and preferred shares. The holding company also guarantees our Junior Subordinated Notes issued by one of our subsidiaries in prior years.
As of June 30, 2024, we had $800 million of available unutilized capacity under our unsecured revolving credit agreement, which expires in May 2028. We may request additional commitments under the facility up to an aggregate amount of $200 million, which the existing lenders, in their discretion, or new lenders, may provide.
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
Based on existing tax laws, regulations and our current intentions, there were no accruals as of June 30, 2024 for any material withholding taxes on dividends or other distributions.

Sources and Uses of Cash

Cash and cash equivalents decreased by $78 million during the six months ended June 30, 2024, which was largely due to cash used in operating and financing activities of $268 million and $24 million, respectively, partially offset by cash provided by investing activities of $211 million.
Cash and cash equivalents decreased by $144 million during the six months ended June 30, 2023, which was largely due to cash used in financing and investing activities of $533 million and $31 million, respectively, partially offset by cash provided by operating activities of $437 million.
We monitor cash flows at the consolidated and entity levels. Cash flow forecasts at the consolidated and entity levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed. We typically generate operating cash inflows from consideration on run-off reinsurance coverages and income received from our investments, while outflows generally consist of paid losses and loss adjustment expenses and operating expenses. These net cash flows are then used to pay off interest on debt and preferred share dividends and invested to support the obligations of our reinsured coverages and required capital supporting these coverages. Our cash flows from operating activities are affected by the timing of consideration and investment income received and expenses paid.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 99

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

The following table shows our net cash flows for the six months ended June 30, 2024 and 2023:

	Analysis of Sources and Uses of Cash
	Six Months Ended June 30,
	2024	2023	$ Change
	(in millions of U.S. dollars)
Operating Cash Flow Activities
Net paid losses	$(1,216)	$(1,189)	$(27)
Net cash acquired on completion of acquisitions and new business	—	402	(402)
Net sales and maturities of trading securities	283	500	(217)
Net investment income received	252	242	10
Cash consideration received for novation	—	94	(94)
Other sources, net	413	388	25
Net cash flows (used in) provided by operating activities	(268)	437	(705)
Investing Cash Flow Activities
Net sales of AFS securities	268	(7)	275
Net purchases of other investments	(78)	(25)	(53)
Other sources	21	1	20
Net cash flows provided by (used in) investing activities	211	(31)	242
Financing Cash Flow Activities
Preferred share dividends	(18)	(18)	—
Share repurchases	—	(340)	340
Other	(6)	(175)	169
Net cash flows used in financing activities	$(24)	$(533)	$509
Analysis of Sources and Uses of Cash
Operating Cash Flow Activities
2024 vs 2023: Cash used in operating activities of $268 million for the six months ended June 30, 2024 was driven by net paid losses of $1.22 billion, partially offset by net sales and maturities of trading securities of $283 million, $252 million from receipt of net investment income and other sources of $413 million, which was largely generated by the release of funds held balances to cover net paid claims on certain portfolios. In comparison, cash provided by operating activities of $437 million for the six months ended June 30, 2023 was driven by net sales and maturities of trading securities of $500 million and other sources of $388 million, which was largely generated by the release of funds held balances to cover net paid claims on certain portfolios, partially offset by the payment of general and administrative and interest expenses. We also received $402 million of cash as partial consideration for the QBE and RACQ LPTs, net investment income of $242 million and cash consideration for the Enhanzed Re novation of $94 million. These net inflows were partially offset by net paid losses of $1.19 billion.
Investing Cash Flow Activities
2024 vs 2023: Cash provided by investing activities of $211 million for the six months ended June 30, 2024 was primarily due to net sales of fixed maturities, AFS of $268 million, partially offset by net purchases of other investments of $78 million. In comparison, cash used in investing activities of $31 million for the six months ended June 30, 2023 was primarily due to net sales of fixed maturities, AFS and other investments of $7 million and $25 million, respectively.
Financing Cash Flow Activities
2024 vs 2023: Cash used in financing activities of $24 million for the six months ended June 30, 2024 was primarily driven by the payment of preferred share dividends of $18 million. In comparison, cash used in financing activities of $533 million for the six months ended June 30, 2023 was largely driven by share repurchases of $340 million, as a result of our strategic repurchase of our non-voting convertible ordinary shares during the first quarter of 2023, in addition to Enhanzed Re’s repurchase of the entire 24.9% ownership interest Allianz held in Enhanzed Re for $175 million.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 100

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
As of June 30, 2024, to our knowledge, all of our (re)insurance subsidiaries’ capital requirement levels were in excess of the minimum levels required for their respective regulatory jurisdictions.
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
Our debt obligations as of June 30, 2024 and December 31, 2023 were as follows:

Facility	Due Date	June 30, 2024	December 31, 2023
		(in millions of U.S. dollars)
4.95% Senior Notes	May 2029	$496	$496
3.10% Senior Notes	September 2031	496	496
Total Senior Notes		992	992
5.75% Junior Subordinated Notes	August 2040	346	345
5.50% Junior Subordinated Notes	January 2042	494	494
Total Junior Subordinated Notes		840	839
Total debt obligations		$1,832	$1,831
Under the eligible capital rules of the BMA, the Senior Notes qualify as Tier 3 capital and the Junior Subordinated Notes qualify as Tier 2 capital when considering the BSCR.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 101

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
The following table presents our credit ratings as of July 31, 2024:

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

Contractual Obligations

Reserves for Losses and LAE
We generally attempt to match the duration of our investment portfolio to the duration of our general liability profile and generally seek to maintain investment portfolios that are shorter or of equivalent duration to the liabilities in order to provide liquidity for the settlement of losses and, where possible, to avoid having to liquidate longer-dated investments. The settlement of liabilities also has the potential to accelerate the natural payout of losses and policyholder benefits, which may require additional liquidity. As of June 30, 2024 and December 31, 2023, the weighted average estimated durations of our Run-off segment gross reserves for losses and LAE were 4.69 and 4.72 years, respectively.

Share Repurchases, Return of Capital and Dividends

We believe that the best investment is in our business, by funding future transactions and meeting our financing obligations. We may choose to return value to shareholders in the form of share repurchases or dividends. To date, we have not declared any dividends on our ordinary shares. We may re-evaluate this strategy from time to time based on overall market conditions and other factors.
As part of the proposed Merger Agreement as set out in Note 1. Merger Agreement of our unaudited condensed consolidated financial statements, Enstar has agreed to a return of capital of approximately $500 million to our shareholders, as part of the total $338 per ordinary share received.
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
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 102

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Off-Balance Sheet Arrangements

As of June 30, 2024, we have entered into certain investment commitments and parental guarantees. We do not believe it is reasonably likely that these arrangements will have a material unplanned current or future effect on our financial condition as they are considered in normal course of business and on-going stress testing.
We also utilize unsecured and secured letters of credit4 (“LOCs”) and a deposit facility.
The following table represents our outstanding unfunded investment commitments and LOCs by duration as of June 30, 2024:

	Short-Term	Long-Term
	Less than 1 Year	More than 1 Year	Total
	(in millions of U.S. dollars)
Investing Activities
Unfunded investment commitments	$322	$1,191	$1,513
Financing Activities
Letters of credit	$—	$1,777	1,777

4 Refer to Note 18 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for further details.
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 103

Item 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk. For the six months ended June 30, 2024, there were no material changes to these market risks or our policies to address these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 104

Part II - Other Information

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 17 to our unaudited condensed consolidated financial statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. Other than as described below, the risk factors identified therein have not materially changed.
On July 29, 2024, the Company entered into the Merger Agreement with Elk Bidco Limited (the “Parent”), an exempted company limited by shares existing under the laws of Bermuda. The Parent is backed by equity commitments from investment vehicles managed or advised by affiliates of Sixth Street. Pursuant to the Merger Agreement, there will be a series of mergers resulting in the Company surviving the Merger as a wholly-owned subsidiary of the Parent. Refer to Note 1. Merger Agreement of our unaudited condensed consolidated financial statements for further information on the Merger Agreement.
The Merger Agreement was unanimously approved by the Company’s Board of Directors. The description of the Merger Agreement in these risk factors does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2024.
Risks Related to the Proposed Merger
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, results of operations and business.
During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, our business is exposed to certain incremental risks and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business, including:
•the proposed Merger and its announcement could have an adverse effect on our ability to retain clients and retain and hire key personnel and maintain relationships with our clients and business partners;
•the diversion of management time and attention, as well as distraction of our key personnel, from the Company’s ordinary course of business operations;
•delays or deferments of certain business decisions by our clients and business partners, who may defer decisions about working with us, move to our competitors, or seek to delay or change existing business relationships with us;
•our inability to, among other things, solicit other acquisition proposals following 35 days after the signing of the Merger Agreement, pursue alternative business opportunities, freely issue securities, incur or refinance certain indebtedness, or take certain actions without Parent’s prior approval;
•the proposed Merger and the termination fee of $145 million (or $102 million if such termination occurs during the “go-shop” period), that we may be required to pay under certain circumstances if the Merger does not close, may negatively impact the structure, pricing and terms proposed by a third party seeking to acquire or merge with the Company or deter such third party from making a competing acquisition proposal;
•the inability to make strategic changes to our business because the Merger Agreement requires us to use commercially reasonable efforts to conduct our business in the ordinary course of business consistent with past practice in all material respects and not engage in certain kinds of transactions prior to the completion of the proposed Merger without Parent’s approval;
•negative publicity as a result of significant delays in completing the Merger or the failure to complete the Merger, which, in turn, could negatively affect our relationships with business partners and could impact investor and consumer confidence in our business;
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 105

Part II - Other Information

•any litigation relating to the Merger and the costs related thereto;
•the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger.
Even if successfully completed, there are certain risks to our shareholders from the Merger, including:
•we may experience a departure of employees prior to the closing of the Merger;
•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for any positive changes in our business, assets, liabilities, prospects, outlook, financial condition or operations;
•receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to shareholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•if the Merger is completed, holders of our ordinary shares will forgo the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.
The Merger may not be completed within the intended timeframe, or at all, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition, and the market price of our ordinary shares, depositary shares representing our preferred shares, Senior Notes and Junior Subordinated Notes.
The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger, including (a) the adoption of the Merger Agreement by the Company’s shareholders, (b) the approval of the Bermuda Monetary Authority pursuant to the Bermuda Exchange Control Act 1972 and the Insurance Act 1978, other additional approvals of certain other insurance regulatory bodies, the expiration, termination or receipt of any approval or clearances applicable to the consummation of the Merger under applicable antitrust laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain additional clearances or approvals of certain other governmental bodies, without the imposition of a Burdensome Condition (as defined in the Merger Agreement); (c) the absence of any order restraining, enjoining or otherwise preventing the Merger or any law that prohibits or makes illegal the consummation of the Merger that remains in effect, (d) the absence of any Specified Debt Event of Default (as defined in the Merger Agreement) and (e) the absence of any Company Material Adverse Effect.
Any such required consents and approvals may not be received at all, may not be received in a timely fashion, or may impose conditions on the completion of the Merger. We cannot assure that all of the conditions in the Merger Agreement will be satisfied or waived on a timely basis or at all. If the conditions in the Merger Agreement are not satisfied or waived on a timely basis or at all, or if Parent failed to obtain financing necessary to complete the proposed transaction, we may be unable to complete the Merger in the timeframe or manner currently anticipated or at all.
If the Merger is delayed or not completed without realizing any of the benefits, for any of the reasons articulated above or because Sixth Street is unable to meet their equity or debt commitments required to fund the Merger, we may be subject to a number of risks, including the following:
•the market price of our securities, including our ordinary shares, could decline to the extent that the current market price reflects a market assumption that the Merger will be completed;
•commitments of management’s time and resources to the Merger that could otherwise have been devoted to pursuing other beneficial opportunities for the Company;
•we may experience negative reactions from the financial markets or from our clients, business partners or employees;
•any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with clients, suppliers, partners and employees, may continue or intensify in the event the Merger is not consummated or is significantly delayed;
•the inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 106

Part II - Other Information

•we have incurred, and expect to continue incurring, significant costs, expenses, and fees for professional services and other Merger-related costs, for which we may receive little or no benefit if the Merger is not completed, and many of these fees and costs will be payable by us even if the Merger is not completed; and
•we may be required, if the Merger Agreement is terminated in certain limited circumstances, to pay a termination fee of $145 million (or $102 million if such termination occurs during the “go-shop” period) as provided in the Merger Agreement, which would require us to use cash that would have otherwise been available for general corporate purposes or other uses.
If any of these or other risks materialize, they could adversely impact our ongoing business, financial condition, financial results and the price of our ordinary shares, depositary shares representing our preferred shares, Senior Notes and Junior Subordinated Notes. Similarly, delays in the completion of the Merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Merger.
If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.
If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of $145 million (or $102 million if such termination occurs during the “go-shop” period). If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price of our ordinary shares, depositary shares representing our preferred shares, Senior Notes and Junior Subordinated Notes.
Our executive officers and directors may have interests in the proposed Merger that are different from, or in addition to, those of our shareholders generally.
Our executive officers and directors may have interests in the proposed Merger that are different from the interests of our shareholders generally, including, among others, the acceleration of the vesting of equity awards, the settlement of the JSOP and receipt of change in control or other severance payments in connection with the proposed Merger, continued indemnification and insurance, potentially continued service to the combined company and potentially the reinvestment of certain individuals in the private company (including our Chief Executive Officer). These interests, among others, may influence, or appear to influence, our executive officers and directors and cause them to view the Merger differently from how our shareholders generally may view it.
Additional information regarding our executive officers and directors and their interests in the proposed Merger will be included in the proxy statement relating to the proposed Merger when it is filed with the Securities and Exchange Commission.
Shareholder litigation could prevent or delay the closing of the Merger or otherwise negatively impact our business, operating results and financial condition.
Litigation relating to the Merger may be filed against the Company and its Board of Directors. Among other remedies, these claimants could seek damages and/or to enjoin the Merger and the other transactions contemplated by the Merger Agreement. The outcome of any litigation is uncertain and any such lawsuits could prevent or delay the completion of the Merger and result in significant costs. The litigation costs, including costs associated with the indemnification of obligations to our directors, and diversion of management’s attention and resources to address the claims in any litigation related to the Merger may adversely affect our business, results of operations, prospects, and financial condition. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our securities, including our ordinary shares, impair our ability to recruit or retain employees, damage our relationships with our clients and business partners, or otherwise harm our operations and financial performance.
The Merger will involve substantial costs and require substantial management resources, which could adversely affect our operating results and financial condition.
Management and financial resources have been diverted and will continue to be diverted towards the completion of the Merger. We have incurred, and expect to continue to incur substantial costs and expenses relating to, as well as the direction of management resources towards, the Merger. Such costs, fees and expenses include fees and expenses payable to financial advisors, other professional fees and expenses, fees and costs relating to regulatory
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 107

Part II - Other Information

filings and filings with the SEC and notices and other transaction-related costs, fees and expenses. We expect these costs could have an adverse effect on our operating results. If the Merger is not completed, we will have incurred substantial expenses and expended substantial management resources for which we will have received little or no benefit if the closing of the Merger does not occur.
In connection with the Merger, our current and prospective employees could experience uncertainty about their future with us or decide that they do not want to continue their employment. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with the Company following the completion of the Merger. Loss of employees could adversely affect our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals.
Holders of the depositary shares representing our preferred shares who receive newly issued preferred shares of the surviving company cannot be sure of the value of the new preferred shares that they will receive as a result of the Merger, and an active trading market for the newly issued preferred shares does not exist and may not develop.
Upon consummation of the Merger, holders of depositary shares representing our preferred shares will receive newly issued preferred shares of the surviving company. The value of the newly issued preferred shares is unknown, and may vary as a result of a variety of factors, including the number of holders of the newly issued preferred shares, prevailing interest rates, the issuer’s operating performance and financial condition, the market for similar securities and other risk factors appearing in this quarterly report. The Company cannot provide any assurances regarding the value of the newly issued preferred shares.
After the consummation of the Merger, the newly issued preferred shares will not be listed on any securities exchange. As a result, holders of the newly issued preferred shares may have difficulty selling such shares. If an active, liquid market for the newly issued preferred shares does not develop, the value and liquidity of the newly issued preferred shares may be adversely effected. As a result, the holders of the newly issued preferred shares may not be able to sell their preferred shares at a particular time or at a favorable price. Since the signing of the Merger Agreement Sixth Street has informed the Company that, after the consummation of the Merger, the information made available to the holders of the Senior Notes and Junior Subordinated Notes is also expected to be provided to the holders of the newly issued preferred shares.
We may be required to record a goodwill impairment charge that will impact our operating results in the third quarter 2024 given the July 2024 proposed acquisition consideration relative to our book value.
Our balance sheet includes $63 million of goodwill. We have historically tested goodwill for impairment by performing a qualitative assessment test. The qualitative impairment assessment is an assessment of historical information and relevant current events and circumstances, including economic, industry and market considerations, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. As a result of performing these procedures we determined that goodwill was not impaired as of December 31, 2023.
Given the proposed July 2024 acquisition consideration is less than our book value, we expect to record an impairment charge in the third quarter 2024 for the full amount of the goodwill.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
There were no ordinary shares acquired by the Company during the three months ended June 30, 2024.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 108

Part II - Other Information

Not applicable.
ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 109

Part II - Other Information

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K/A filed on May 2, 2011).
3.2	Sixth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 15, 2021).
3.3	Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 17, 2016).
3.4	Certificate of Designations of 7.00% fixed-to-floating rate perpetual non-cumulative preference shares, Series D (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 27, 2018).
3.5	Certificate of Designations of 7.00% perpetual non-cumulative preference shares, Series E (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 21, 2018).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
_______________________________
*    filed herewith
**    furnished herewith
+    denotes management contract or compensatory arrangement
s    certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request
Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 110

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2024.

ENSTAR GROUP LIMITED

By:	/s/ Matthew Kirk
Matthew Kirk Chief Financial Officer, Authorized Signatory and Principal Financial Officer

By:	/s/ Girish Ramanathan
Girish Ramanathan Chief Accounting Officer and Principal Accounting Officer

Enstar Group Limited | Second Quarter 2024 | Form 10-Q                 111