Form 10-Q
period 2024-09-30
Enstar Group LTD
filed 2024-11-12
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As at November 8, 2024, the registrant had outstanding 15,232,010 voting ordinary shares, par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2024

GLOSSARY OF KEY TERMS

A&E	Asbestos and environmental
Acquisition costs	Costs that are directly related to the successful efforts of acquiring new insurance contracts or renewing existing insurance contracts, and which principally consist of incremental costs such as: commissions, brokerage expenses, premium taxes and other fees incurred at the time that a contract or policy is issued.
ADC	Adverse development cover – A retrospective reinsurance arrangement that will insure losses in excess of an established reserve and provide protection up to a contractually agreed amount.
Adjusted RLE	Adjusted run-off liability earnings - Non-GAAP financial measure calculated by dividing adjusted prior period development by average adjusted net loss reserves. See “Non-GAAP Financial Measures” for reconciliation.
Adjusted ROE	Adjusted return on equity - Non-GAAP financial measure calculated by dividing adjusted operating income (loss) attributable to Enstar ordinary shareholders by adjusted opening Enstar ordinary shareholders’ equity. See “Non-GAAP Financial Measures” for reconciliation.
Adjusted TIR	Adjusted total investment return - Non-GAAP financial measure calculated by dividing adjusted total investment return by average adjusted total investable assets. See “Non-GAAP Financial Measures” for reconciliation.
AFS	Available-for-sale
ALAE	Allocated loss adjustment expenses
Allianz	Allianz SE
AmTrust	AmTrust Financial Services, Inc.
Annualized	Calculation of the quarterly result or year-to-date result multiplied by four and then divided by the number of quarters elapsed within the applicable year-to-date period.
AOCI	Accumulated other comprehensive income
APIC	Additional Paid-in Capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Arden	Arden Reinsurance Company Ltd.
Atrium	Atrium Underwriting Group Limited
bps	Basis point(s)
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
BVPS	Book value per ordinary share - GAAP financial measure calculated by dividing Enstar ordinary shareholders’ equity by the number of ordinary shares outstanding.
Cavello	Cavello Bay Reinsurance Limited, a wholly-owned subsidiary
CODM	Chief operating decision maker
Citco	Citco III Limited
CLO	Collateralized loan obligation
Core Specialty	Core Specialty Insurance Holdings, Inc.
DCo	DCo LLC
Defendant A&E liabilities	Defendant asbestos and environmental liabilities - Non-insurance liabilities relating to amounts for indemnity and defense costs for pending and future claims, as well as amounts for environmental liabilities associated with properties.
DCA	Deferred charge asset - The amount by which estimated ultimate losses payable exceed the consideration received at the inception of a retroactive reinsurance agreement and that are subsequently amortized over the estimated loss settlement period.
DGL	Deferred gain liability - The amount by which consideration received exceeds estimated ultimate losses payable at the inception of a retroactive reinsurance agreement and that are subsequently amortized over the estimated loss settlement period.
EB Trust	Enstar Group Limited Employee Benefit Trust

GLOSSARY OF KEY TERMS

Enhanzed Re	Enhanzed Reinsurance Ltd.
Enstar	Enstar Group Limited and its consolidated subsidiaries
Enstar Finance	Enstar Finance LLC
FAL	Funds at Lloyd's - A deposit in the form of cash, securities, letters of credit or other approved capital instrument that satisfies the capital requirement to support the Lloyd's syndicate underwriting capacity.
FDBVPS	Fully diluted book value per ordinary share - Non-GAAP financial measure calculated by dividing Enstar ordinary shareholders’ equity by the number of ordinary shares outstanding, adjusted for equity awards granted and not yet vested (similar to the calculation of diluted earnings per share). See “Non-GAAP Financial Measures” in Item 7 for reconciliation.
Funds held	The account created with premium due to the reinsurer pursuant to the reinsurance agreement, the balance of which is credited with investment income and losses paid are deducted.
Funds held by reinsured companies	Funds held, as described above, where we receive a fixed crediting rate of return or other contractually agreed return on the assets held.
Funds held - directly managed	Funds held, as described above, where we receive the actual investment portfolio return on the assets held.
Future policyholder benefits	The liability relating to life reinsurance contracts, which are based on the present value of anticipated future cash flows and mortality rates.
GCM Fund	GCM Blue Sails Infrastructure Offshore Opportunities Fund, L.P.
IAG	Insurance Australia Group
IBNR	Incurred but not reported - The estimated liability for unreported claims that have been incurred, as well as estimates for the possibility that reported claims may settle for amounts that differ from the established case reserves as well as the potential for closed claims to re-open.
ILS	Insurance Linked Securities
Investable assets	The sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held
JSOP	Joint Share Ownership Plan
LAE	Loss adjustment expenses
Lloyd's	This term may refer to either the society of individual and corporate underwriting members that pool and spread risks as members of one or more syndicates, or the Corporation of Lloyd’s, which regulates and provides support services to the Lloyd’s market
LOC	Letter of credit
LPT	Loss Portfolio Transfer - Retroactive reinsurance transaction in which loss obligations that are already incurred are ceded to a reinsurer, subject to any stipulated limits
Merger	Series of mergers resulting in the Company surviving the Merger as a wholly-owned subsidiary of Elk Bidco Limited, an exempted company limited by shares existing under the laws of Bermuda
Merger Agreement	Enstar Group Limited entered into an Agreement and Plan of Merger with Elk Bidco Limited, which is backed by equity commitments from investment vehicles managed or advised by affiliates of Sixth Street Partners, LLC.
Monument Midco	Monument Midco Limited, a wholly owned subsidiary of Monument Re
Monument Re	Monument Insurance Group Limited
Morse TEC	Morse TEC LLC
NAV	Net asset value
NCI	Noncontrolling interests
New business	Material transactions, which generally take the form of reinsurance or direct business transfers, or business acquisitions.
NIFO	Net investment in foreign operation
Northshore	Northshore Holdings Limited
OLR	Outstanding loss reserves - Provisions for claims that have been reported and accrued but are unpaid at the balance sheet date.
Parent	Elk Bidco Limited

GLOSSARY OF KEY TERMS

pps	Percentage point(s)
PPD	Prior period development - Changes to loss estimates recognized in the current calendar year that relate to loss reserves established in previous calendar years.
Private equity funds	Investments in limited partnerships and limited liability companies
QBE	QBE Insurance Group Limited
RACQ	RACQ Insurance Limited
Reinsurance to close (RITC)	A business transaction to transfer estimated future liabilities attached to a given year of account of a Lloyd's syndicate into a later year of account of either the same or different Lloyd's syndicate in return for a premium.
Reserves for losses and LAE	Management's best estimate of the ultimate cost of settling losses as of the balance sheet date. This includes OLR and IBNR.
Retroactive reinsurance	Contracts that provide indemnification for losses and LAE with respect to past loss events.
RLE	Run-off liability earnings – GAAP-based financial measure calculated by dividing prior period development by average net loss reserves.
RNCI	Redeemable noncontrolling interests
ROE	Return on equity - GAAP-based financial measure calculated by dividing net income (loss) attributable to Enstar ordinary shareholders by opening Enstar ordinary shareholders’ equity
Run-off	A line of business that has been classified as discontinued by the insurer that initially underwrote the given risk
Run-off portfolio	A group of insurance policies classified as run-off.
SEC	U.S. Securities and Exchange Commission
SGL No. 1	SGL No. 1 Limited
Sixth Street	Sixth Street Partners, LLC
SSHL	StarStone Specialty Holdings Limited
StarStone International	StarStone's non-U.S. operations
StarStone U.S.	StarStone U.S. Holdings, Inc. and its subsidiaries
Stone Point	Stone Point Capital LLC
TIR	Total investment return - GAAP financial measure calculated by dividing total investment return, including other comprehensive income, for the applicable period by average total investable assets
Trident V Funds	Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P.
U.S. GAAP	Accounting principles generally accepted in the United States of America
ULAE	Unallocated loss adjustment expenses - Loss adjustment expenses relating to run-off costs for the estimated payout of the run-off, such as internal claim management or associated operational support costs.
Unearned premium	The unexpired portion of policy premiums that will be earned over the remaining term of the insurance contract.
VIE	Variable interest entity

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
•the satisfaction of other conditions to the completion of the Merger, including obtaining required regulatory approvals;
•the risk that our stock price may fluctuate during the pendency of the Merger and may decline if the Merger is not completed;
•potential litigation relating to the Merger that has and could be instituted against us or our directors, managers or officers, including the effects of any outcomes related thereto;
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
•certain restrictions during the pendency of the proposed Merger that may impact our ability to pursue certain business opportunities or strategic transactions;
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
•the risk that the value of our investment portfolios and the investment income that we receive from these portfolios may decline materially as a result of market fluctuations and economic conditions, including those related to interest rates, credit spreads and equity prices (including the risk that we may realize losses related to declines in the value of our investment portfolios if we elect to, or are required to, sell investments with unrealized losses);
•risks relating to our ability to structure our investments in a manner that recognizes our liquidity needs;
•risks relating to our strategic investments in alternative asset classes and joint ventures, which are illiquid and may be volatile;
•risks relating to our ability to accurately value our investments, which require methodologies, estimates and assumptions that can be highly subjective, and the inaccuracy of which could adversely affect our financial condition;
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
The factors listed above should not be construed as exhaustive and should be read in conjunction with the Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024. We undertake no obligation to publicly update or review any forward-looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 9

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2024 and December 31, 2023

	September 30, 2024	December 31, 2023
	(expressed in millions of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$4	$2
Short-term investments, available-for-sale, at fair value (amortized cost: 2024 — $206; 2023 — $62)	207	62
Fixed maturities, trading, at fair value	1,572	1,949
Fixed maturities, available-for-sale, at fair value (amortized cost: 2024 — $5,416; 2023 — $5,642; net of allowance: 2023 — $16)	5,177	5,261
Funds held	4,626	5,251
Equities, at fair value (cost: 2024 — $592; 2023 — $615)	787	701
Other investments, at fair value (includes consolidated variable interest entity: 2024 - $104; 2023 - $59)	4,145	3,853
Equity method investments	303	334
Total investments (Note 5 and Note 11)	16,821	17,413
Cash and cash equivalents (includes consolidated variable interest entity: 2023 — $8)	572	564
Restricted cash and cash equivalents	464	266
Accrued interest receivable	63	71
Reinsurance balances recoverable on paid and unpaid losses (net of allowance: 2024 — $121; 2023 — $131)	535	740
Reinsurance balances recoverable on paid and unpaid losses, at fair value (Note 11)	200	217
Insurance balances recoverable (net of allowance: 2024 — $4; 2023 — $5) (Note 10)	166	172
Net deferred charge assets (Note 7)	662	731
Other assets	773	739
TOTAL ASSETS	$20,256	$20,913

LIABILITIES
Losses and loss adjustment expenses (Note 8)	$10,164	$11,196
Losses and loss adjustment expenses, at fair value (Note 8 and Note 11)	1,108	1,163
Defendant asbestos and environmental liabilities (Note 10)	523	567
Insurance and reinsurance balances payable	48	43
Debt obligations	1,833	1,831
Other liabilities (includes consolidated variable interest entity: 2024 and 2023 — $1)	481	465
TOTAL LIABILITIES	14,157	15,265

COMMITMENTS AND CONTINGENCIES (Note 18)

SHAREHOLDERS’ EQUITY (Note 15)
Voting ordinary shares (par value $1 each, issued and outstanding 2024: 15,231,805; 2023: 15,196,685)	15	15
Preferred Shares:
Series D Preferred Shares (issued and outstanding 2024 and 2023: 16,000; liquidation preference $400)	400	400
Series E Preferred Shares (issued and outstanding 2024 and 2023: 4,400; liquidation preference $110)	110	110
Treasury shares, at cost:
Series C Preferred shares (all issued shares held in treasury in 2024 and 2023: 388,571)	(422)	(422)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2024 and 2023: 565,630)	(1)	(1)
Additional paid-in capital	593	579
Accumulated other comprehensive loss	(221)	(336)
Retained earnings	5,583	5,190
Total Enstar Shareholders’ Equity	6,057	5,535
Noncontrolling interests (Note 14)	42	113
TOTAL SHAREHOLDERS’ EQUITY	6,099	5,648
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,256	$20,913
See accompanying notes to the unaudited condensed consolidated financial statements.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 10

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(expressed in millions of U.S. dollars, except share and per share data)
REVENUES
Net premiums earned	$11	$14	$27	$29
Net investment income	163	143	478	471
Net realized gains (losses)	17	(12)	2	(55)
Fair value changes in trading securities, funds held and other investments	229	18	400	222
Other income (loss)	3	(2)	2	280
Total revenues	423	161	909	947

EXPENSES
Net incurred losses and loss adjustment expenses
Current period	6	5	15	18
Prior periods	(9)	(15)	(95)	(35)
Total net incurred losses and loss adjustment expenses	(3)	(10)	(80)	(17)
Amortization of net deferred charge assets	27	34	86	75
Acquisition costs	4	—	6	6
General and administrative expenses	110	91	295	265
Goodwill impairment	63	—	63	—
Interest expense	22	22	67	67
Net foreign exchange losses (gains)	23	(23)	15	(24)
Total expenses	246	114	452	372

INCOME BEFORE INCOME TAXES	177	47	457	575
Income tax benefit (expense)	—	7	(3)	12
(Loss) income from equity method investments	(16)	(3)	(29)	22
NET INCOME	161	51	425	609
Less: Net income attributable to noncontrolling interests	(4)	(4)	(5)	(99)
NET INCOME ATTRIBUTABLE TO ENSTAR	157	47	420	510
Dividends on preferred shares	(9)	(9)	(27)	(27)
NET INCOME ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$148	$38	$393	$483

Earnings per ordinary share attributable to Enstar Ordinary Shareholders:
Basic	$10.09	$2.46	$26.81	$30.26
Diluted	$9.84	$2.43	$26.16	$30.05
Weighted average ordinary shares outstanding:
Basic	14,666,153	15,464,824	14,657,391	15,962,910
Diluted	15,043,766	15,606,105	15,024,831	16,070,925

See accompanying notes to the unaudited condensed consolidated financial statements.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 11

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(expressed in millions of U.S. dollars)
NET INCOME	$161	$51	$425	$609

Other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on fixed maturities, available-for-sale arising during the period	161	(94)	125	(71)
Reclassification adjustment for change in allowance for credit losses recognized in net income	(14)	(1)	(15)	(5)
Reclassification adjustment for net realized (gains) losses included in net income	(2)	13	13	60
Unrealized gains (losses) arising during the period, net of reclassification adjustments	145	(82)	123	(16)
Reclassification adjustment for remeasurement of future policyholder benefits included in net income	—	—	—	(363)
Change in currency translation adjustment	(3)	—	(2)	2
Change in net liability for losses and LAE at fair value - Instrument-specific credit risk	(6)	—	(6)	21
Total other comprehensive income (loss)	136	(82)	115	(356)

Comprehensive income (loss)	297	(31)	540	253
Less: Comprehensive income attributable to noncontrolling interests	(4)	(4)	(5)	(11)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR	$293	$(35)	$535	$242

See accompanying notes to the unaudited condensed consolidated financial statements.

Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 12

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended September 30, 2024 and 2023

	Share Capital
		Preferred Shares		Treasury Shares
	Voting Ordinary Shares	Series D	Series E	Series C Preferred Shares	JSOP	APIC	AOCI	Retained Earnings	Total Enstar Shareholders' Equity	NCI	Total Shareholders' Equity
	(in millions of U.S. dollars)
Three Months Ended September 30, 2024
Balance as at June 30, 2024	$15	$400	$110	$(422)	$(1)	$591	$(357)	$5,435	$5,771	$109	$5,880
Net income attributable to Enstar or noncontrolling interests	—	—	—	—	—	—	—	157	157	4	161
Dividends on preferred shares	—	—	—	—	—	—	—	(9)	(9)	—	(9)
Amortization of share-based compensation	—	—	—	—	—	8	—	—	8	—	8
Other comprehensive income, net of tax	—	—	—	—	—	—	136	—	136	—	136
Redemptions of noncontrolling interest	—	—	—	—	—	—	—	—	—	(70)	(70)
Other	—	—	—	—	—	(6)	—	—	(6)	(1)	(7)
Balance as at September 30, 2024	$15	$400	$110	$(422)	$(1)	$593	$(221)	$5,583	$6,057	$42	$6,099

Three Months Ended September 30, 2023
Balance as at June 30, 2023	$16	$400	$110	$(422)	$(1)	$447	$(488)	$4,851	$4,913	$11	$4,924
Net income attributable to Enstar or noncontrolling interests (excludes redeemable noncontrolling interests)	—	—	—	—	—	—	—	47	47	—	47
Dividends on preferred shares	—	—	—	—	—	—	—	(9)	(9)		(9)
Amortization of share-based compensation	—	—	—	—	—	8	—	—	8	—	8
Other comprehensive loss, net of tax	—	—	—	—	—	—	(82)	—	(82)	(1)	(83)
Balance as at September 30, 2023	$16	$400	$110	$(422)	$(1)	$455	$(570)	$4,889	$4,877	$10	$4,887

See accompanying notes to the unaudited condensed consolidated financial statements.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 13

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2024 and 2023

	Share Capital (1)
		Non-voting Convertible Ordinary Shares	Preferred Shares		Treasury Shares
	Voting Ordinary Shares	Series C	Series D	Series E	Series C Preferred Shares	JSOP	APIC	AOCI	Retained Earnings	Total Enstar Shareholders' Equity	NCI	Total Shareholders' Equity
	(in millions of U.S. dollars)
Nine Months Ended September 30, 2024
Balance as at December 31, 2023	$15	$—	$400	$110	$(422)	$(1)	$579	$(336)	$5,190	$5,535	$113	$5,648
Net income attributable to Enstar or noncontrolling interests	—	—	—	—	—	—	—	—	420	420	5	425
Dividends on preferred shares	—	—	—	—	—	—	—	—	(27)	(27)	—	(27)
Amortization of share-based compensation	—	—	—	—	—	—	24	—	—	24	—	24
Acquisition of noncontrolling shareholders' interest in subsidiary	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	115	—	115	—	115
Redemptions of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(70)	(70)
Other	—	—	—	—	—	—	(10)	—	—	(10)	—	(10)
Balance as at September 30, 2024	$15	$—	$400	$110	$(422)	$(1)	$593	$(221)	$5,583	$6,057	$42	$6,099

Nine Months Ended September 30, 2023
Balance as at December 31, 2022	$16	$1	$400	$110	$(422)	$(1)	$766	$(302)	$4,406	$4,974	$186	$5,160
Net income attributable to Enstar or noncontrolling interests (excludes redeemable noncontrolling interests)	—	—	—	—	—	—	—	—	510	510	86	596
Dividends on preferred shares	—	—	—	—	—	—	—	—	(27)	(27)	—	(27)
Ordinary shares repurchased	—	(1)	—	—	—	—	(339)	—	—	(340)	—	(340)
Amortization of share-based compensation	—	—	—	—	—	—	22	—	—	22	—	22
Acquisition of noncontrolling shareholders' interest in subsidiary	—	—	—	—	—	—	9	—	—	9	(175)	(166)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(268)	—	(268)	(90)	(358)
Other	—	—	—	—	—	—	(3)	—	—	(3)	3	—
Balance as at September 30, 2023	$16	$—	$400	$110	$(422)	$(1)	$455	$(570)	$4,889	$4,877	$10	$4,887
(1) Series C and E non-voting convertible shares repurchased and retired in March 2023 were excluded from these tables as all par value amounts were less than $1 million.

See accompanying notes to the unaudited condensed consolidated financial statements.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                                 14

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023
	(expressed in millions of U.S. dollars)
OPERATING ACTIVITIES:
Net income	$425	$609
Adjustments to reconcile net income to cash flows provided by operating activities:
Realized (gains) losses on investments	(2)	55
Fair value changes in trading securities, funds held and other investments	(400)	(222)
Goodwill impairment	63	—
Amortization of net deferred charge assets	86	75
Depreciation, accretion and other amortization	(8)	5
Net gain on Enhanzed Re novation	—	(275)
Loss (income) from equity method investments	29	(22)
Other adjustments	4	(11)
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	226	145
Losses and loss adjustment expenses	(1,152)	(10)
Defendant asbestos and environmental liabilities	(44)	(35)
Insurance and reinsurance balances payable	5	164
Other operating assets and liabilities	13	(171)
Funds held	701	(504)
Cash from (used in) operating activities:
Cash consideration for the Enhanzed Re novation	—	94
Sales and maturities of trading securities	592	1,065
Purchases of trading securities	(178)	(659)
Net cash flows provided by operating activities	360	303
INVESTING ACTIVITIES:
Sales and maturities of available-for-sale securities	1,487	1,571
Purchase of available-for-sale securities	(1,433)	(1,589)
Purchase of other investments	(673)	(610)
Proceeds from other investments	473	424
Proceeds from the sale of equity method investments	20	—
Other	1	11
Net cash flows used in investing activities	(125)	(193)
FINANCING ACTIVITIES:
Dividends on preferred shares	(27)	(27)
Repurchase of shares	—	(340)
Acquisition of noncontrolling interest	(6)	(175)
Net cash flows used in financing activities	(33)	(542)
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	4	(14)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	206	(446)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	830	1,330
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,036	$884
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 15

Supplemental Cash Flow Information:
Income taxes (received) paid, net of refunds	$(14)	$7
Interest paid	$76	$66

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$572	$497
Restricted cash and cash equivalents	464	387
Cash, cash equivalents and restricted cash	$1,036	$884

Non-cash operating activities:
Novation of future policy holder benefits	$—	$828
Funds held directly managed transferred in exchange on novation of future policy holder benefits	—	(949)
Other assets / liabilities transferred on novation of future policy holder benefits	—	(62)
Losses and loss adjustment expenses transferred in connection with settlement of participation in Atrium's Syndicate 609	—	173
Investments transferred in connection with settlement of participation in Atrium's Syndicate 609	—	(173)

Non-cash investing activities:
Unsettled purchases of available-for-sale securities and other investments	$(26)	$11
Unsettled sales of available-for-sale securities and other investments	108	(11)
Receipt of warrants as consideration in exchange for assumption of reinsurance contract liabilities	16	—
Receipt of AFS securities as consideration in exchange for assumption of reinsurance contract liabilities	22	113
Redemption of noncontrolling interest in investment fund	(70)	—
Non-cash financing activities:
Redemption of noncontrolling interest in investment fund	70	—
See accompanying notes to the unaudited condensed consolidated financial statements.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 16

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
Under the terms of the Merger Agreement, all of the Company’s issued and outstanding ordinary shares, par value $1.00 per share, will be converted into the right to receive $338 in cash per ordinary share, except for shares held  by Sixth Street and certain shareholders who will reinvest in the merged entity. The total consideration to be paid to our shareholders is approximately $5.1 billion. Completion of the Merger remains subject to certain conditions, including certain regulatory approvals. The Merger is currently expected to close in mid-2025.
In connection with the Merger Agreement, any Company restricted stock awards, restricted stock unit awards, deferred stock awards, and performance shares that are outstanding immediately prior to completion of the Merger will generally become vested and are included in the consideration. As part of the consideration, Enstar has agreed to a return of capital of approximately $500 million to the Company’s shareholders, which is included as part of the total $338 per ordinary share in cash to be received. Upon completion of the transaction, the Company's ordinary shares will no longer be publicly listed, and the Company will become a privately-held company.
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
Upon termination of the Merger Agreement under specified circumstances, including, among others, the termination by the Company in the event of a change of recommendation by the Company’s Board of Directors or in order to enter into a definitive agreement with respect to a Superior Proposal, the Company would be required to pay Sixth Street a termination fee of $145 million. In addition, upon termination of the Merger Agreement by Sixth Street, under certain circumstances, Sixth Street would be required to pay the Company a termination fee of $265 million, or if Sixth Street terminates the Merger Agreement upon a Specified Debt Event of Default, a termination fee of $97 million.
Fees and other expenses that are contingent on the closing of the Merger are estimated to range from $90 million to $105 million for consulting and advisory, legal services and employee related bonuses. These contingent fees and expenses will not be accrued and will be recognized in our financial statements in the period when the Merger closes and will be paid using our financial resources and not from any of the merger consideration (which is being paid entirely to ordinary shareholders).
Non-contingent Merger related costs, such as those related to legal services, filing fees, administrative fees and employee expenses have been expensed as incurred within general and administrative expenses within these financial statements.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 17

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 1. Merger Agreement

At a shareholders’ meeting held on November 6, 2024, the Company's shareholders approved a proposal to approve the Merger Agreement. The Company and Sixth Street are working to complete the Merger and anticipate receiving all requisite regulatory approvals by mid-2025.
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
Adopting ASU 2023-07 will require us to expand our segment disclosures. We will retrospectively adopt this ASU within our annual financial statements for the year ended December 31, 2024 and interim periods beginning in 2025.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 18

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
Adopting ASU 2023-09 will require us to expand our income tax disclosures. We will prospectively adopt this ASU within our annual financial statements for the year ended December 31, 2025.
ASU 2024-03 - Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, which resulted in the addition of Subtopic 220-40 Reporting Comprehensive Income - Expense Disaggregation Disclosures and includes the following amendments:
•Disclose the amounts of employee compensation, depreciation, intangible asset amortization, and certain other costs and expenses included in each relevant expense caption and include certain amounts that are already required to be disclosed under existing generally accepted accounting principles in the same disclosure;
•Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and
•Disclose the total amount of selling expenses and, on an annual basis, an entity’s definition of selling expenses.
These amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and must be applied prospectively with an option for retrospective application. Early adoption is permitted.
Adopting ASU 2024-03 will require us to expand our disclosures related to costs and expenses. We are currently determining the period in which the new guidance will be adopted.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 19

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Significant New Business and Business Acquisitions

3. SIGNIFICANT NEW BUSINESS AND BUSINESS ACQUISITIONS

We define new business as material transactions, which generally take the form of reinsurance or direct business transfers, or business acquisitions.
Signed and closed reinsurance agreements
During the nine months ended September 30, 2024, we closed reinsurance deals with R&Q (Accredited) and Insurance Australia Group (“IAG”). Additionally, in July 2024 we closed a deal to reinsure certain 2019 and 2020 business written by a third-party capital platform which uses Insurance Linked securities (“ILS”) to fund its risks, for which Enstar received premium of $294 million for the portfolio.
The table below sets forth a summary of new reinsurance business that we closed between January 1, 2024 and September 30, 2024:

Line of Business	Consideration Received	Net Loss Reserves Assumed	DCA (1)	Type of Transaction	Remaining Limit upon Acquisition	Jurisdiction
	(in millions of U.S. dollars)
Diversified mix including asbestos, general casualty, and workers’ compensation	$282	$297	$15	LPT and ADC	$111	U.S., U.K. and Europe
Property catastrophe and COVID-19 exposures	$294	$294	$—	LPT	Varies(2)	Global
Product & public liability, compulsory third-party motor, professional risks, and workers’ compensation	$200	$202	$2	ADC	$240	Australia
(1) Where the estimated ultimate losses payable exceed the consideration received at the inception of the agreement, a deferred charge asset (“DCA”) is recorded. Refer to Note 7 for additional information.
(2) The limits vary dependent on each individual covered contract under the agreement.

Signed reinsurance agreements not closed as of September 30, 2024
The table below sets forth a summary of new reinsurance business that we have signed during the nine months ended September 30, 2024 with SiriusPoint and QBE, that had yet to close as at September 30, 2024.

Line of Business	Agreement Date	Type of Transaction	Estimated Reserves (1)
			(in millions of U.S. dollars)
Workers’ compensation (2)	April 30, 2024	LPT	$400
US commercial liability, general aviation, and workers’ compensation (3)	August 8, 2024	LPT	371
Total			$771
(1) Estimated reserves are subject to changes following the closing of the transactions.
(2) Transaction closed on October 1, 2024.
(3) Transaction closed on October 31, 2024.

Signed business acquisitions not closed as of September 30, 2024
On September 6, 2024, we entered into an agreement to purchase 100% of the voting and non-voting shares in a Class 3B Bermuda-based reinsurer and segregated accounts company within the property catastrophe ILS market for an estimated purchase price of $46 million. The transaction closed on November 5, 2024. Following closing, we merged the reinsurer into Cavello Bay Reinsurance Limited (“Cavello”).
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 20

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
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 21

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 4. Segment Information

The following table sets forth select unaudited condensed consolidated statements of operations results by segment and our Corporate and other activities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions of U.S. dollars)
Revenues
Run-off	$16	$15	$38	$40
Investments	409	149	880	638
Assumed Life (1)	—	1	—	276
Subtotal	425	165	918	954
Corporate and other (1)	(2)	(4)	(9)	(7)
Total revenues	$423	$161	$909	$947

(Loss) income from equity method investments
Investments	$(16)	$(3)	$(29)	$22

Segment net (loss) income
Run-off	$(70)	$(3)	$(62)	$(42)
Investments	384	134	822	627
Assumed Life (1)	—	1	—	276
Total segment net income	314	132	760	861
Corporate and other (1):
Other expense (2)	(2)	(4)	(9)	(7)
Net incurred losses and loss adjustment expenses (“LAE”) (3)	(27)	(16)	(28)	(37)
Amortization of net deferred charge assets	(27)	(34)	(86)	(75)
General and administrative expenses	(52)	(35)	(127)	(102)
Interest expense	(22)	(22)	(67)	(67)
Net foreign exchange (losses) gains	(23)	23	(15)	24
Income tax benefit (expense)	—	7	(3)	12
Less: Net income attributable to noncontrolling interests	(4)	(4)	(5)	(99)
Dividends on preferred shares	(9)	(9)	(27)	(27)
Total - Corporate and other loss	(166)	(94)	(367)	(378)
Net income attributable to Enstar Ordinary Shareholders	$148	$38	$393	$483
(1) Effective January 1, 2024, Assumed Life and Legacy Underwriting were determined to no longer meet the definition of reportable segments and their residual income and loss activities were prospectively included in Corporate and other activities. Activities prior to January 1, 2024 are recorded in their respective segments. In addition, Legacy Underwriting had no revenue or income activity for the three and nine months ended September 30, 2024 and 2023 and therefore is excluded from the table above.
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
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 22

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Investments

5. INVESTMENTS

Short-term and Fixed Maturity Investments
Asset Types
The fair values of the following underlying asset categories are set out below:

	September 30, 2024
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Total
	(in millions of U.S. dollars)
U.S. government and agency	$—	$186	$22	$236	$444
U.K. government	—	1	17	34	52
Other government	2	1	106	299	408
Corporate	2	19	1,155	2,605	3,781
Municipal	—	—	34	85	119
Residential mortgage-backed	—	—	52	394	446
Commercial mortgage-backed	—	—	119	740	859
Asset-backed	—	—	67	784	851
Total fixed maturity and short-term investments	$4	$207	$1,572	$5,177	$6,960

	December 31, 2023
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Total
	(in millions of U.S. dollars)
U.S. government and agency	$—	$38	$76	$212	$326
U.K. government	—	—	21	51	72
Other government	—	2	144	245	391
Corporate	2	22	1,349	2,758	4,131
Municipal	—	—	49	93	142
Residential mortgage-backed	—	—	55	432	487
Commercial mortgage-backed	—	—	138	703	841
Asset-backed	—	—	117	767	884
Total fixed maturity and short-term investments	$2	$62	$1,949	$5,261	$7,274
Included within residential mortgage-backed securities as of September 30, 2024 were securities issued by U.S. governmental agencies with a fair value of $254 million (December 31, 2023: $306 million).
Included within commercial mortgage-backed securities as of September 30, 2024 were securities issued by U.S. governmental agencies with a fair value of $62 million (December 31, 2023: $73 million).
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 23

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

As of September 30, 2024	Amortized Cost	Fair Value	% of Total Fair Value
	(in millions of U.S. dollars)
One year or less	$543	$544	7.8%
More than one year through five years	1,936	1,890	27.2%
More than five years through ten years	1,325	1,251	18.0%
More than ten years	1,378	1,119	16.1%
Residential mortgage-backed	471	446	6.4%
Commercial mortgage-backed	898	859	12.3%
Asset-backed	837	851	12.2%
	$7,388	$6,960	100.0%
Unrealized Gains and Losses on AFS Short-term and Fixed Maturity Investments
The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturity investments classified as AFS were as follows:

		Gross Unrealized Gains	Gross Unrealized Losses
As of September 30, 2024	Amortized Cost		Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$433	$4	$(15)	$—	$422
U.K. government	35	1	(1)	—	35
Other government	298	8	(6)	—	300
Corporate	2,802	40	(218)	—	2,624
Municipal	97	—	(12)	—	85
Residential mortgage-backed	417	5	(28)	—	394
Commercial mortgage-backed	772	4	(36)	—	740
Asset-backed	768	18	(2)	—	784
	$5,622	$80	$(318)	$—	$5,384

		Gross Unrealized Gains	Gross Unrealized Losses
As of December 31, 2023	Amortized Cost		Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$268	$1	$(19)	$—	$250
U.K. government	49	3	(1)	—	51
Other government	250	5	(8)	—	247
Corporate	3,040	23	(268)	(15)	2,780
Municipal	107	1	(15)	—	93
Residential mortgage-backed	466	3	(37)	—	432
Commercial mortgage-backed	760	1	(57)	(1)	703
Asset-backed	764	10	(7)	—	767
	$5,704	$47	$(412)	$(16)	$5,323
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 24

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

	12 Months or Greater		Less Than 12 Months		Total
As of September 30, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$96	$(13)	$27	$(2)	$123	$(15)
U.K. government	9	(1)	8	—	17	(1)
Other government	53	(6)	11	—	64	(6)
Corporate	1,558	(213)	94	(5)	1,652	(218)
Municipal	75	(12)	3	—	78	(12)
Residential mortgage-backed	215	(28)	14	—	229	(28)
Commercial mortgage-backed	412	(31)	171	(5)	583	(36)
Asset-backed	30	(1)	151	(1)	181	(2)
Total short-term and fixed maturity investments	$2,448	$(305)	$479	$(13)	$2,927	$(318)

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$135	$(18)	$43	$(1)	$178	$(19)
U.K. government	9	(1)	4	—	13	(1)
Other government	70	(8)	10	—	80	(8)
Corporate	1,854	(265)	243	(3)	2,097	(268)
Municipal	78	(15)	2	—	80	(15)
Residential mortgage-backed	267	(36)	41	(1)	308	(37)
Commercial mortgage-backed	410	(48)	225	(9)	635	(57)
Asset-backed	239	(6)	100	(1)	339	(7)
Total short-term and fixed maturity investments	$3,062	$(397)	$668	$(15)	$3,730	$(412)
As of September 30, 2024 and December 31, 2023, the number of securities classified as AFS in an unrealized loss position for which an allowance for credit loss is not recorded was 2,861 and 2,156, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 2,484 and 1,736, respectively.
The contractual terms of a majority of these investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the security. While interest rates have increased and credit spreads have widened, and in certain cases credit ratings were downgraded, we currently do not expect the issuers of these fixed maturities will settle them at a price less than their amortized cost basis and therefore we expect to recover the entire amortized cost basis of each security. Furthermore, we currently do not intend to sell the securities that are currently in an unrealized loss position, and it is also not likely that we will be required to sell the securities, before the recovery of their amortized cost bases.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 25

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Investments

Allowance for Credit Losses on AFS Fixed Maturity Investments
The following table provides a reconciliation of the beginning and ending allowance for credit losses on our AFS debt securities:

	Three Months Ended September 30,
	2024			2023
	Corporate	Commercial mortgage backed	Total	Corporate	Commercial mortgage backed	Total
	(in millions of U.S. dollars)
Allowance for credit losses, beginning of period	$(14)	$—	$(14)	$(22)	$(2)	$(24)
Allowances for credit losses on securities for which credit losses were not previously recorded	—	—	—	—	(1)	(1)
Decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	14	—	14	—	2	2
Allowance for credit losses, end of period	$—	$—	$—	$(22)	$(1)	$(23)

	Nine Months Ended September 30,
	2024			2023
	Corporate	Commercial mortgage backed	Total	Other government	Corporate	Commercial mortgage backed	Total
	(in millions of U.S. dollars)
Allowance for credit losses, beginning of period	$(15)	$(1)	$(16)	$(1)	$(32)	$—	$(33)
Allowances for credit losses on securities for which credit losses were not previously recorded	(1)	—	(1)	—	(3)	(3)	(6)
Reductions for securities sold during the period	1	—	1	—	5	—	5
Decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	15	1	16	1	8	2	11
Allowance for credit losses, end of period	$—	$—	$—	$—	$(22)	$(1)	$(23)
During the three and nine months ended September 30, 2024 and 2023, we did not have any write-offs charged against the allowance for credit losses or any recoveries of amounts previously written off.

Equity Investments
The following table summarizes our equity investments:

	September 30, 2024	December 31, 2023
	(in millions of U.S. dollars)
Equity Investments
Privately held equity investments in common and preferred stocks	$392	$344
Publicly traded equity investments in common and preferred stocks	305	275
Exchange-traded funds	74	82
Warrants and other	16	—
	$787	$701
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 26

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Investments

Other Investments
The following table summarizes our other investments carried at fair value:

	September 30, 2024	December 31, 2023
	(in millions of U.S. dollars)
Other Investments
Private equity funds	$1,840	$1,617
Private credit funds	819	625
Hedge funds	476	491
Fixed income funds	410	605
Real estate fund	383	269
CLO equity funds	162	182
CLO equities	50	60
Equity funds	5	4
	$4,145	$3,853
Other investments, including equities measured at fair value using NAV as a practical expedient
We use NAV as a practical expedient to fair value certain of our other investments, including equities.
The table below details the estimated period by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process as of September 30, 2024 for our investments measured at fair value using NAV as a practical expedient:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Total	Redemption Frequency (1)
	(in millions of U.S. dollars)
Equities
Privately held equity investments	$—	$—	$—	$—	$67	$67	not eligible/ restricted

Other investments
Private equity funds	$66	$—	$—	$—	$1,774	$1,840	quarterly
Private credit funds	—	—	—	—	477	477	not eligible / restricted
Hedge funds	476	—	—	—	—	476	monthly to bi-annually
Fixed income funds	367	—	—	—	37	404	monthly to quarterly
Real estate fund	—	—	—	—	383	383	not eligible/ restricted
CLO equity funds	160	—	—	—	2	162	quarterly to bi-annually
	$1,069	$—	$—	$—	$2,740	$3,809
(1) Redemption frequency relates to unrestricted amounts.
Equity Method Investments
The table below shows our equity method investments:

	September 30, 2024		December 31, 2023
	Ownership %	Carrying Value	Ownership %	Carrying Value
	(in millions of U.S. dollars)
Core Specialty	19.5%	269	19.9%	225
Monument Re (1)	24.6%	22	20.0%	95
Positive Physicians Holdings, Inc	27.0%	12	27.0%	14
		$303		$334
(1) As of September 30, 2024, we own 24.6% of the common shares in Monument Re. We converted all of our preferred shares in Monument Midco to common shares in Monument Re on January 2, 2024. As of December 31, 2023, we owned 20.0% of the common shares in Monument Re as well as preferred shares in Monument Midco which had fixed dividend yields (where declared).
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 27

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Investments

Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to us. The funds held balance is credited with investment income and losses paid are deducted.
We present funds held as a single category within the consolidated balance sheets. The following table summarizes the components of funds held:

	September 30, 2024	December 31, 2023
	(in millions of U.S. dollars)
Funds held - directly managed	$2,258	$2,502
Funds held by reinsured companies	2,368	2,749
Total funds held	$4,626	$5,251
Funds Held - Directly Managed
The following table summarizes the components of the investments collateralizing the funds held - directly managed:

	September 30, 2024	December 31, 2023
	(in millions of U.S. dollars)
Funds held - directly managed, at cost	$2,307	$2,608
Fair value changes in:
Accumulated change in fair value - embedded derivative accounting	(49)	(106)
Funds held - directly managed, at fair value	$2,258	$2,502
The majority of our funds held - directly managed is comprised of short-term and fixed maturities. The $244 million decrease in funds held - directly managed from December 31, 2023 to September 30, 2024 was primarily driven by net paid losses.
Funds Held by Reinsured Companies
The following table summarizes the components of our funds held by reinsured companies:

	September 30, 2024	December 31, 2023
	(in millions of U.S. dollars)
Funds held by reinsurance companies, at amortized cost	$2,335	$2,709
Fair value of embedded derivative (1)	33	40
Funds held by reinsured companies	$2,368	$2,749
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
The $381 million decrease in funds held by reinsured companies from December 31, 2023 to September 30, 2024 was primarily driven by net paid losses primarily related to the Aspen LPT.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 28

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Investments

Net Investment Income
Major categories of net investment income are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions of U.S. dollars)
Fixed maturity investments	$83	$85	$250	$245
Short-term investments and cash and cash equivalents	9	11	24	28
Funds held	53	38	165	150
Investment income from fixed maturities and cash and cash equivalents	145	134	439	423
Equity investments	15	7	31	31
Other investments	14	8	37	31
Investment income from equities and other investments	29	15	68	62
Gross investment income	174	149	507	485
Investment expenses	(11)	(6)	(29)	(14)
Net investment income	$163	$143	$478	$471
Net Realized Gains (Losses) and Fair Value Changes
Investment purchases and sales are recorded on a trade-date basis. Realized gains and losses on the sale of investments are based upon specific identification of the cost of investments. Components of net realized gains (losses) and fair value changes recorded within our unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions of U.S. dollars)
Net realized gains (losses) on sales:
Gross realized gains on fixed maturity securities, AFS	$3	$2	$9	$4
Gross realized losses on fixed maturity securities, AFS	(1)	(15)	(22)	(64)
Decrease in allowance for expected credit losses on fixed maturity securities, AFS	15	1	15	5
Total net realized gains (losses) on sales	$17	$(12)	$2	$(55)
Fair value changes in trading securities, funds held and other investments:
Fixed maturity securities, trading	$38	$(22)	$8	$(24)
Funds held - directly managed	61	(46)	46	(49)
Equity securities	26	17	98	109
Other investments	93	68	238	180
Investment derivatives	11	1	10	6
Total fair value changes in trading securities, funds held and other investments	$229	$18	$400	$222
Net realized gains and fair value changes in trading securities, funds held and other investments	$246	$6	$402	$167
The gross realized gains and losses on AFS investments for the three months ended September 30, 2024 and 2023 included in the table above resulted from sales of AFS investments of $362 million and $316 million, respectively. The gross realized gains and losses on AFS investments for the nine months ended September 30, 2024 and 2023 included in the table above resulted from sales of $998 million and $1.3 billion, respectively.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 29

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Investments

For the three months ended September 30, 2024 and 2023, fair value changes in trading securities, funds held and other investments recorded within the statement of operations relating to equity securities still held on the balance sheet date were $26 million and $1 million, respectively.
For the nine months ended September 30, 2024 and 2023, fair value changes in trading securities, funds held and other investments recorded within the statement of operations relating to equity securities still held on the balance sheet date were $96 million and $70 million, respectively.
Restricted Assets
The carrying value of our restricted assets, including restricted cash of $464 million and $266 million as of September 30, 2024 and December 31, 2023, respectively, was as follows:

	September 30, 2024	December 31, 2023
	(in millions of U.S. dollars)
Collateral in trust for third party agreements	$5,090	$5,301
Assets on deposit with regulatory authorities	64	80
Collateral for secured letter of credit facilities	75	78
Funds at Lloyd's (1)	179	389
	$5,408	$5,848
(1) We managed and provided capacity for one Lloyd's syndicate as of both September 30, 2024 and December 31, 2023. Lloyd's determines the required capital principally through the use of an internal model that calculates a solvency capital requirement for each syndicate. This capital is referred to as FAL and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources.

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
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 30

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | 6. DERIVATIVES AND HEDGING INSTRUMENTS

its estimated fair value. Deferred gains and losses recorded in OCI pursuant to a discontinued NIFO hedge are recognized immediately in net foreign exchange losses (gains) in our consolidated statements of operations.
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
In June 2024, we entered into four one-month forward interest rate swaps each with a different underlying swap term of 2 to 5 years, receiving a fixed rate and paying a floating rate with a notional value of $125 million to (1) partially mitigate the risk that interest rates could decrease prior to our receipt of the premium consideration and (2) reduce asset and liability mismatch risk driven by investment restrictions for the LPT transaction related to property catastrophe and COVID-19 exposures signed on June 4, 2024, which closed in the third quarter of 2024 as disclosed in Note 3.
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
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 31

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | 6. DERIVATIVES AND HEDGING INSTRUMENTS

26, 2024 and which closed the third quarter of 2024 as disclosed in Note 3. The swap was terminated in September 2024. For the three and nine months ended September 30, 2024, we recognized a gain from fair value changes of $5 million and $5 million, respectively.
In August 2024, we entered into a one-month forward interest rate swap, receiving a fixed rate and paying a floating rate with a notional value of $308 million to partially mitigate the risk that interest rates could decrease prior to our receipt of the consideration for the LPT transaction related to general aviation and workers’ compensation signed on August 8, 2024, which closed in the fourth quarter of 2024 as disclosed in Note 3. For the three and nine months ended September 30, 2024, we recognized a gain from fair value changes of $2 million and $2 million, respectively.
The following table presents the gross notional amounts and estimated fair values of our derivatives recorded within other assets and other liabilities on the consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Gross Notional Amount	Fair Value		Gross Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$267	$—	$3	$424	$1	$6

Derivatives not designated as hedging instruments
Foreign currency forward contracts	426	4	1	313	3	3
Interest rate swaps	433	5	—	—	—	—
Others	1	—	—	14	—	—
Total	$1,127	$9	$4	$751	$4	$9
The following table presents the net gains and losses relating to our derivative instruments for the three and nine months ended September 30, 2024 and 2023:

		Amount of Net Gains (Losses)
	Location of gain (loss) recognized on derivatives	Three Months Ended		Nine Months Ended
		September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
		(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Accumulated other comprehensive loss	$(14)	$15	$(6)	$3

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Net foreign exchange (loss) gains	(4)	(4)	2	1
Interest rate swaps	Fair value changes in trading securities, funds held and other investments	10	(1)	10	7
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 32

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 7. Deferred Charge Assets

7. DEFERRED CHARGE ASSETS

If, at the inception of a retroactive reinsurance contract, the estimated liabilities for losses and LAE exceed the consideration received, a deferred charge asset (“DCA”) is recorded for this difference. In contrast, if the consideration received is in excess of the estimated undiscounted ultimate losses payable, a deferred gain liability (“DGL”) is recorded. There are no DGL balances in the current or comparative periods.
We amortize the DCA balances over the estimated claim payment period of the related contracts with the amortization prospectively adjusted at each reporting period to reflect new estimates of the pattern and timing of remaining losses and LAE payments.
The following table presents a summary of the DCA balances and related activity for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions of U.S. dollars)
Beginning carrying value	$687	$797	$731	$658
Recorded during the period	2	—	17	180
Amortization	(27)	(34)	(86)	(75)
Ending carrying value	$662	$763	$662	$763

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
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 33

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 8. Losses and Loss Adjustment Expenses

The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions of U.S. dollars)
Balance as of beginning of period	$11,204	$13,834	$12,359	$13,007
Reinsurance reserves recoverable on unpaid losses	(686)	(895)	(774)	(996)
Net balance as of beginning of period	10,518	12,939	11,585	12,011
Net incurred losses and LAE:
Current period:
Increase in estimates of net ultimate losses	5	5	14	18
Increase in provisions for ULAE	1	—	1	—
Total current period	6	5	15	18
Prior periods:
Reduction in estimates of net ultimate losses	(15)	(12)	(63)	(35)
Reduction in provisions for ULAE	(21)	(19)	(60)	(37)
Amortization of fair value adjustments	2	4	11	13
Changes in fair value - fair value option (1)	25	12	17	24
Total prior periods	(9)	(15)	(95)	(35)
Total net incurred losses and LAE	(3)	(10)	(80)	(17)
Net paid losses:
Current period	—	(1)	—	(3)
Prior periods	(569)	(664)	(1,785)	(1,851)
Total net paid losses	(569)	(665)	(1,785)	(1,854)
Other changes:
Effect of exchange rate movement	120	(109)	49	(40)
Change in net liability for losses and LAE at fair value - Instrument-specific credit risk	6	—	6	(21)
Ceded business (2)	—	—	—	(139)
Assumed business (3)	538	—	835	2,215
Total other changes	664	(109)	890	2,015
Net balance as of September 30	10,610	12,155	10,610	12,155
Reinsurance reserves recoverable on unpaid losses	662	789	662	789
Balance as of September 30	$11,272	$12,944	$11,272	$12,944

			As of
			September 30, 2024	December 31, 2023
			(in millions of U.S. dollars)
Reconciliation to Consolidated Balance Sheets:
Losses and loss adjustment expenses			$10,164	$11,196
Losses and loss adjustment expenses, at fair value			1,108	1,163
Total losses and loss adjustment expenses			$11,272	$12,359

Reinsurance balances recoverable on paid and unpaid losses			$535	$740
Reinsurance balances recoverable on paid and unpaid losses - fair value option			200	217
Total reinsurance balances recoverable on paid and unpaid losses			735	957
Less: Paid losses recoverable			(73)	(183)
Reinsurance reserves recoverable on unpaid losses			$662	$774
(1) Comprises discount rate and risk margin components.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 34

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 8. Losses and Loss Adjustment Expenses

(2) Represents the settlement of our participation in Atrium’s Syndicate 609 relating to the 2020 and prior underwriting years, comprised of losses and LAE expenses of $173 million, net of reinsurance reserves recoverable of $34 million.
(3) Amounts from 2024 correspond to the net loss reserves assumed from signed and closed reinsurance agreements described in Note 3, as well as other individually insignificant closed transactions.
Prior Period Development
Reduction in Estimates of Net Ultimate Losses
The following table summarizes the change in estimates of net ultimate losses related to prior years in our Run-off segment by line of business:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in millions of U.S. dollars)
Asbestos	$6	$(1)	$(19)	$—
Environmental	—	2	25	2
General casualty	7	41	24	37
Workers' compensation	(22)	(24)	(26)	(44)
Marine, aviation and transit	5	(13)	2	(13)
Construction defect	1	(3)	(21)	(4)
Professional indemnity/ Directors and officers	(19)	(9)	(60)	(10)
Motor	—	(5)	4	(5)
Property	5	(17)	5	(16)
All other	2	17	3	18
Total	(15)	(12)	$(63)	$(35)
Three Months Ended September 30, 2024:
The reduction in estimates of net ultimate losses of $15 million was driven by favorable development on our workers’ compensation and professional indemnity/directors and officers lines of business of $22 million and $19 million, respectively. This is a result of favorable claims experience, most notably in the 2021 acquisition year.
The results were partially offset by adverse development on our general casualty and asbestos lines of business of $7 million and $6 million, respectively, as a result of adverse claims experience.
Three Months Ended September 30, 2023:
The comparative quarter’s reduction in estimates of net ultimate losses of $12 million was driven by was driven by favorable development across multiple lines of business. We recognized favorable development on our workers’ compensation, property, and marine, aviation and transit lines of business of $24 million, $17 million and $13 million, respectively, as a result of favorable claims experience.
The results were partially offset by adverse development on our general casualty line of business of $41 million, primarily due to a small number of large losses across several portfolios, particularly on excess business, and adverse development on our all other line of business of $17 million, driven by identified deterioration on abuse claims.
Nine Months Ended September 30, 2024:
The reduction in estimates of net ultimate losses of $63 million was driven by net favorable development across multiple lines of business. We recognized $60 million, $26 million and $21 million of favorable development on our professional indemnity/ directors and officers, workers’ compensation, and construction defect lines of business, respectively, as a result of favorable claims experience, as well as $19 million of favorable development on our asbestos line of business resulting from favorable resolution of asbestos liabilities through claim actions.
The results were partially offset by adverse development of $25 million on our environmental line of business, primarily due to actuarial reviews and $24 million on our general casualty line of business, due to adverse claims experience.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 35

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 8. Losses and Loss Adjustment Expenses

Nine Months Ended September 30, 2023:
The comparative period’s reduction in estimates of net ultimate losses of $35 million was driven by favorable development across multiple lines of business. We recognized $44 million of favorable development on our workers’ compensation line of business and $16 million of favorable development on our property line of business as a result of favorable claims experience.
The results were partially offset by $37 million of adverse development on our general casualty line of business, primarily due to a small number of large losses across several portfolios, particularly on excess business, and $18 million of adverse development on our all other line of business, driven by identified deterioration on abuse claims.
Reduction in Provisions for ULAE
Three Months Ended September 30, 2024 and September 30, 2024:
The favorable reductions in provisions for ULAE for the three months ended September 30, 2024 and 2023 were driven by corresponding reductions in loss reserves and the associated estimated cost of managing such liabilities.
Nine Months Ended September 30, 2024 and September 30, 2023:
The favorable reductions in provisions for ULAE for the nine months ended September 30, 2024 and 2023 were driven by corresponding reductions in loss reserves and the associated estimated cost of managing such liabilities. The reduction in provisions for ULAE for the nine months ended September 30, 2023 was partially offset by an increase of $21 million as a result of assuming active claims control on a 2022 LPT agreement with Argo.
Changes in Fair Value - Fair Value Option
Three Months Ended September 30, 2024 and 2023:
PPD for the three months ended September 30, 2024 and 2023 was adversely impacted by changes in the fair value of liabilities for which we have elected the fair value option of $25 million and $12 million, respectively, which was primarily driven by a decrease in U.K. corporate bonds yield during the third quarter of 2024 and 2023. The corporate bond yields, which form a component of the discount rate used to calculate the fair value of the liabilities, are matched to the original currencies of the underlying loss portfolios, of which GBP is the predominant currency for those portfolios that we have elected to measure at fair value using the fair value option.
Nine Months Ended September 30, 2024 and 2023:
PPD for the nine months ended September 30, 2024 and 2023 was adversely impacted by changes in the fair value of liabilities for which we have elected the fair value option of $17 million and $24 million, respectively. For the nine months ended September 30, 2024, the impact was driven by normal payout of fair value liabilities and an update to the weighted average cost of capital assumption. For the nine months ended September 30, 2023 the impact was driven by a previously disclosed out-of-period adjustment related to the change in fair value for instrument specific credit risk from net incurred losses and LAE to AOCI.

Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 36

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
The assumed liabilities for future policyholder benefits are comprised primarily of in-payment annuity contract liabilities, which are classified as limited-payment contracts. The balances of and changes in liability for future policyholder benefits is as follows:

Nine Months Ended September 30, 2023
(in millions of U.S. dollars)
Balance as of January 1, 2023	$821
Benefits paid	(6)
Effect of exchange rate movement	13
Derecognition (1)	(828)
Balance as of September 30, 2023	$—
(1) In November 2022, we completed a novation of the reinsurance of a closed block of life annuity policies, which was recorded in our first quarter 2023 results due to a one quarter reporting lag. See below for additional information.
There were no gross premiums recognized for the three and nine months ended September 30, 2023.
The effects of actual variances from expected policyholder behavior experience were not material for the nine month period ended September 30, 2023.
Novation of Future Policyholder Benefits
In November 2022, Enhanzed Re completed a novation of the reinsurance of a closed block of life annuity policies to Monument Re Limited, a subsidiary of Monument Insurance Group Limited (“Monument Re”). We settled the life liabilities and the related assets at carrying value in return for cash consideration of $94 million as of the closing date and recorded other income of $275 million. This amount consists of a reclassification adjustment of the component of AOCI related to the unlocking of the discount rate assumption from the adoption of the accounting standard related to accounting for long-duration contracts into earnings. Our net income attributable to Enstar was reduced by the amount attributable to Allianz’s 24.9% noncontrolling interest in Enhanzed Re at the time of the transaction and our other income recorded was subject to deferral as profits emerge from the underlying novated business, which is generally over the expected settlement period of the life annuity policies, to account for our 20% ownership interest in Monument Re at the time of the transaction.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 37

Item 1 | Notes to Consolidated Financial Statements | Note 9. Future Policyholder Benefits

The following table illustrates the calculation of the gain as of the closing date of the novation, in millions of U.S. dollars:

Calculation of carrying value as of transaction closing:
Funds held - directly managed and other assumed reinsurance recoverables	$973
Future policyholder benefits (corresponds to derecognition referenced above)	(828)
Other assumed reinsurance liabilities	(12)
Carrying value of net assets	$133

Calculation of gain on novation (recorded in first quarter 2023):
Cash consideration received	$94
Less: carrying value of net assets	(133)
Add: reclassification of remeasurement of future policyholder benefits from AOCI and NCI (1)	363
Amount deferred relating to 20% ownership interest in Monument Re (2)	(49)
Gain on novation (3)	275
Net income attributable to noncontrolling interest	(81)
Gain on novation attributable to Enstar (4)	$194
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
For the nine months ended September 30, 2023, the total gain on novation attributable to Enstar was $194 million. The remaining deferred gain of $46 million as of September 30, 2024 will be amortized over the expected settlement period of the transferred life annuity policies, which is projected to be approximately 50 years, with the majority of benefit payments occurring in the earlier years. For the three months ended September 30, 2024 and 2023, the amortization was $1 million. For the nine months ended September 30, 2024 and 2023, the amortization was $2 million and $1 million, respectively.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 38

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 10. Defendant Asbestos and Environmental Liabilities

10. DEFENDANT ASBESTOS AND ENVIRONMENTAL LIABILITIES

The carrying value of the defendant asbestos and environmental liabilities (“defendant A&E liabilities”), insurance recoveries, future estimated expenses and the fair value adjustments related to DCo and Morse TEC was as follows:

	September 30, 2024	December 31, 2023
	(in millions of U.S. dollars)
Defendant A&E liabilities:
Defendant asbestos liabilities	$678	$734
Defendant environmental liabilities	9	10
Estimated future expenses	30	33
Fair value adjustments	(194)	(210)
Defendant A&E liabilities	523	567

Insurance balances recoverable:
Insurance recoverables related to defendant asbestos liabilities (net of allowance: 2024 - $4; 2023 - $5)	208	217
Fair value adjustments	(42)	(45)
Insurance balances recoverable	166	172

Net liabilities relating to defendant A&E exposures	$357	$395
The table below provides a consolidated reconciliation of the beginning and ending liability for defendant A&E liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions of U.S. dollars)
Balance as of beginning of period	$540	$587	$567	$607
Insurance balances recoverable	(169)	(175)	(172)	(177)
Net balance as of beginning of period	371	412	395	430
Total paid claims	(19)	(17)	(49)	(38)
Amounts recorded in other (income) loss:
Reduction in estimates of ultimate net liabilities	—	—	—	(2)
Reduction in estimated future expenses	(1)	(1)	(3)	(2)
Amortization of fair value adjustments	6	5	14	11
Total other (income) loss	5	4	11	7
Net balance as of September 30	357	399	357	399
Insurance balances recoverable	166	173	166	173
Balance as of September 30	$523	$572	$523	$572
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 39

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
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 40

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 11. Fair Value Measurements

We have categorized our assets and liabilities that are recorded at fair value on a recurring and nonrecurring basis among levels based on the observability of inputs, or at fair value using NAV per share (or its equivalent) as follows:

	September 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured Using NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$444	$—	$—	$444
U.K. government	—	52	—	—	52
Other government	—	408	—	—	408
Corporate	—	3,764	17	—	3,781
Municipal	—	119	—	—	119
Residential mortgage-backed	—	446	—	—	446
Commercial mortgage-backed	—	859	—	—	859
Asset-backed	—	820	31	—	851
	$—	$6,912	$48	$—	$6,960

Funds held (1)	$51	$2,097	$33	$110	$2,291
Equities:
Privately held equity investments	$—	$—	$325	$67	$392
Publicly traded equity investments	295	9	1	—	305
Exchange-traded funds	74	—	—	—	74
Warrant and others	—	—	16	—	16
	$369	$9	$342	$67	$787
Other investments:
Private equity funds	$—	$—	$—	$1,840	$1,840
Private credit funds	—	342	—	477	819
Hedge funds	—	—	—	476	476
Fixed income funds	—	6	—	404	410
Real estate fund	—	—	—	383	383
CLO equity funds	—	—	—	162	162
CLO equities	—	50	—	—	50
Equity funds	—	5	—	—	5
	$—	$403	$—	$3,742	$4,145
Total Investments, excluding funds held by reinsured companies and equity method investments	$420	$9,421	$423	$3,919	$14,183

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$200	$—	$200

Other Assets:
Derivatives not qualifying as hedging	$—	$9	$—	$—	$9

Losses and LAE:	$—	$—	$1,108	$—	$1,108

Other Liabilities:
Derivatives qualifying as hedging	$—	$3	$—	$—	$3
Derivatives not qualifying as hedging	—	1	—	—	1
Derivative instruments	$—	$4	$—	$—	$4
(1) The difference in the amount of funds held shown at fair value and the funds held shown in our unaudited condensed consolidated balance sheet relates to the $2.3 billion of funds held by reinsured companies carried at amortized cost as of September 30, 2024.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 41

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 11. Fair Value Measurements

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured Using NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$326	$—	$—	$326
U.K government	—	72	—	—	72
Other government	—	391	—	—	391
Corporate	—	4,119	12	—	4,131
Municipal	—	142	—	—	142
Residential mortgage-backed	—	487	—	—	487
Commercial mortgage-backed	—	841	—	—	841
Asset-backed	—	873	11	—	884
	—	7,251	23	—	7,274

Funds held (1)	$58	$2,342	$40	$102	$2,542
Equities:
Publicly traded equity investments	$243	$31	$1	$—	$275
Exchange-traded funds	82	—	—	—	82
Privately held equity investments	—	—	299	45	344
	$325	$31	$300	$45	$701
Other investments:
Private equity funds	$—	$—	$—	$1,617	$1,617
Private credit funds	—	183	—	442	625
Fixed income funds	—	53	—	552	605
Hedge funds	—	—	—	491	491
Real estate debt fund	—	—	—	269	269
CLO equity funds	—	—	—	182	182
CLO equities	—	60	—	—	60
Equity funds	—	4	—	—	4
	$—	$300	$—	$3,553	$3,853
Total Investments, excluding funds held by reinsured companies and equity method investments	$383	$9,924	$363	$3,700	$14,370

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$217	$—	$217

Other Assets:
Derivatives qualifying as hedging	$—	$1	$—	$—	$1
Derivatives not qualifying as hedging	—	3	—	—	3
Derivative instruments	$—	$4	$—	$—	$4

Losses and LAE:	$—	$—	$1,163	$—	$1,163

Other Liabilities:
Derivatives qualifying as hedging	$—	$6	$—	$—	$6
Derivatives not qualifying as hedging	—	3	—	—	3
Derivative instruments	$—	$9	$—	$—	$9
(1) The difference in the amount of funds held shown at fair value and the funds held shown in our consolidated balance sheet relates to the $2.7 billion of funds held by reinsured companies carried at amortized cost as of December 31, 2023.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 42

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
Investments
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended
	September 30, 2024						September 30, 2023
	Fixed maturity investments		Equities			Total	Equities	Total
	Corporate	Asset-backed	Privately-held Equities	Public Equities	Warrants and Other		Privately-held Equities
	(in millions of U.S. dollars)
Beginning fair value	$16	$30	$333	$1	$16	$396	$300	$300
Total fair value changes in trading securities, funds held and other investments (1)	1	1	(8)	—	—	(6)	(2)	(2)
Ending fair value	$17	$31	$325	$1	$16	$390	$298	$298

	Nine Months Ended
	September 30, 2024						September 30, 2023
	Fixed maturity investments		Equities			Total	Equities	Total
	Corporate	Asset-backed	Privately-held Equities	Public Equities	Warrants and Other		Privately-held Equities
	(in millions of U.S. dollars)
Beginning fair value	12	$11	$299	$1	$—	$323	$294	$294
Purchases	—	—	—	—	16	16	—	—
Sales and paydowns	—	(1)	—	—	—	(1)	—	—
Total fair value changes in trading securities, funds held and other investments (1)	—	1	26	—	—	27	4	4
Transfer into Level 3 from Level 2	5	20	—	—	—	25	—	—
Ending fair value	$17	$31	$325	$1	$16	$390	$298	$298
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
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 43

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 11. Fair Value Measurements

Valuation Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for our fixed maturity and equity investments measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of September 30, 2024	Unobservable Input	Range (Average) (1)
	(in millions of U.S. dollars)
Fixed maturities
Corporate
Discounted cash flow	$17	YTM; Implied total yield	5.47% - 9.85%
Asset-backed
Discounted cash flow	31	YTM; IRR	6.34% - 9.87%
Total fixed maturities	$48

Privately held equity investments
Guideline company methodology; Option pricing model	$200	P/BV multiple P/BV (excluding AOCI) multiple Expected term	1.5x - 1.8x 1.4x -1.6x 1.5-3.5 years
Guideline companies method	62	P/BV multiple Price/2024 earnings	1.6x 8.9x - 10.4x
Guideline companies method; Earnings	36	LTM Enterprise Value/ EBITDA multiples Multiple on earnings	13x - 14x 5x
Dividend discount model	27	Discount rate	6.9%
	325

Publicly traded equity investments
Discounted cash flow	1	Implied total yield	8.50%

Warrants and Other
Black-Scholes model	16	Expected term in years	10 years
Total equity investments	$342
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
The following table presents a reconciliation of the beginning and ending balances for the embedded derivative measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions of U.S. dollars)
Beginning fair value	$22	$42	$40	$44
Total fair value changes	11	1	(7)	(1)
Ending fair value	$33	$43	$33	$43
Fair value changes in trading securities, funds held and other investments in the table above are included in fair value changes in trading securities, funds held and other investments in our unaudited condensed consolidated statements of operations.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 44

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 11. Fair Value Measurements

Valuations Techniques and Inputs
The table below presents the qualitative information related to the fair value measurements for the embedded derivative on our funds held by reinsured companies measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of September 30, 2024	Unobservable Input	Average
	(in millions of U.S. dollars)
Monte Carlo simulation model; Discounted cash flow analysis	$33	Volatility rate; Expected Loss Payments	4.88% $422 million
Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended September 30,
	2024			2023
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
	(in millions of U.S. dollars)
Beginning fair value	$1,056	$199	$857	$1,170	$247	$923
Incurred losses and LAE:
Increase (reduction) in estimates of ultimate losses	1	2	(1)	1	(27)	28
Reduction in provisions for ULAE	(1)	—	(1)	(3)	—	(3)
Changes in fair value due to changes in:
Average payout	5	—	5	10	6	4
Corporate bond yield	19	5	14	6	(2)	8
Credit spread for non-performance risk	—	—	—	(4)	(4)	—
Weighted average cost of capital	7	1	6	—	—	—
Total change in fair value	31	6	25	12	—	12
Total incurred losses and LAE	31	8	23	10	(27)	37
Paid losses	(31)	(5)	(26)	(44)	(5)	(39)
Change in net liability for losses and LAE at fair value - Instrument-specific credit risk	8	2	6	—	—	—
Effect of exchange rate movements	44	(4)	48	(28)	(1)	(27)
Ending fair value	$1,108	$200	$908	$1,108	$214	$894

Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 45

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 11. Fair Value Measurements

	Nine Months Ended September 30,
	2024			2023
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
	(in millions of U.S. dollars)
Beginning fair value	$1,163	$217	$946	$1,286	$275	$1,011
Incurred losses and LAE:
(Reduction) increase in estimates of ultimate losses	(6)	(11)	5	7	(26)	33
Reduction in unallocated LAE	(5)	—	(5)	(9)	—	(9)
Change in fair value due to changes in :
Average payout	24	4	20	37	11	26
Corporate bond yield	(10)	—	(10)	(29)	(6)	(23)
Risk cost of capital	1	—	1	—	—	—
Credit spread for non-performance risk	—	—	—	23	2	21
Weighted average cost of capital	7	1	6	—	—	—
Total change in fair value	22	5	17	31	7	24
Total incurred losses and LAE	11	(6)	17	29	(19)	48
Paid losses	(105)	(16)	(89)	(187)	(39)	(148)
Change in net liability for losses and LAE at fair value - Instrument-specific credit risk	8	2	6	(27)	(6)	(21)
Effect of exchange rate movements	31	3	28	7	3	4
Ending fair value	$1,108	$200	$908	$1,108	$214	$894

Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis:

Valuation Technique		September 30, 2024	December 31, 2023
	Unobservable (U) and Observable (O) Inputs	Weighted Average
Internal model	Corporate bond yield (O)	A Rated	A Rated
Internal model	Credit spread for Instrument-specific credit risk (U)	0.50%	0.65%
Internal model	Risk cost of capital (U)	6.15%	5.60%
Internal model	Weighted average cost of capital (U)	9.25%	8.75%
Internal model	Average payout - liability (U)	8.15 years	8.12 years
Internal model	Average payout - reinsurance balances recoverable on paid and unpaid losses (U)	8.56 years	8.35 years
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
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 46

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 11. Fair Value Measurements

Disclosure of Fair Values for Financial Instruments Carried at Cost
Senior and Junior Subordinated Notes
The following table presents the fair values of our Senior and Junior Subordinated Notes carried at amortized cost:

	September 30, 2024
	Amortized Cost	Fair Value
	(in millions of U.S. dollars)
4.95% Senior Notes due 2029	$497	$503
3.10% Senior Notes due 2031	496	432
Total Senior Notes	$993	$935
5.75% Junior Subordinated Notes due 2040	$346	$346
5.50% Junior Subordinated Notes due 2042	494	467
Total Junior Subordinated Notes	$840	$813
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
Remaining Financial Assets and Liabilities
Our remaining financial assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of September 30, 2024 and December 31, 2023.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 47

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
We recognize the results of the GCM Fund on a one quarter lag. As of September 30, 2024, $95 million of the initial commitment has been called. The carrying amounts of the assets and liabilities of the GCM Fund are presented within existing captions on our consolidated balance sheet as of September 30, 2024. Net investment income, changes in the fair value of assets and liabilities of the GCM Fund and management fees are presented within existing captions in the consolidated statements of operations.
We recognized fair value changes in trading securities, funds held and other investments of $3 million and $5 million for the three and nine months ended September 30, 2024, respectively. Such amounts were $3 million and $5 million for each of the three and nine months ended September 30, 2023, respectively.
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
The assets of Enstar are not available to the creditors of the GCM Fund.
Nonconsolidated VIEs
The tables below present the fair value of our investments in nonconsolidated VIEs as well as our maximum exposure to loss associated with these VIEs:

	September 30, 2024			December 31, 2023
	Fair Value	Unfunded Commitments	Maximum Exposure to Loss	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
	(in millions of U.S. dollars)
Equities
Publicly traded equity investment in common stock	$61	$—	$61	$55	$—	$55
Privately Held Equity	27	—	27	34	—	34
Total	$88	$—	$88	$89	$—	$89
Other investments
Hedge funds	$476	$—	$476	$491	$—	$491
Fixed income funds	132	35	167	147	35	182
Private equity funds	1,391	540	1,931	1,262	667	1,929
CLO equity funds	162	—	162	182	—	182
Private credit funds	577	238	815	349	242	591
Real estate funds	161	143	304	121	139	260
Total	$2,899	$956	$3,855	$2,552	$1,083	$3,635
Total investments in nonconsolidated VIEs	$2,987	$956	$3,943	$2,641	$1,083	$3,724
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 48

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 13. Goodwill and Intangible Assets

13. GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2023, goodwill, included within other assets in our condensed consolidated balance sheets, had a carrying value of $63 million, all related to the Run-off segment.
Although we perform our annual goodwill impairment testing during the fourth quarter, we evaluate events or circumstances each period that could justify an interim test as well. The Merger Agreement executed this quarter indicated that the consideration for all ordinary shareholders interests as described in Note 1, which represents our fair value, is less than our book value. Hence, a full impairment charge related to goodwill of $63 million was recognized this quarter in the condensed consolidated statement of operations.
We also performed impairment tests for all other tangible and intangible assets during the third quarter of 2024 using applicable impairment models, noting no further impairment as of the date we entered into the Merger Agreement in July 2024 through September 30, 2024.

Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 49

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 14. Noncontrolling Interests

14. NONCONTROLLING INTERESTS

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
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI in the prior year period (as of December 2023 we no longer held any RNCI):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2023
	(in millions of U.S. dollars)
Balance at beginning of period	$178	$168
Net income attributable to RNCI	4	13
Change in unrealized gains on AFS investments attributable to RNCI	1	2
Balance as of September 30	$183	$183
Noncontrolling Interests
As of September 30, 2024 and December 31, 2023, we had $42 million and $113 million, respectively, of non-controlling interests (“NCI”) primarily related to external interests in our subsidiaries.
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
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 50

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 15. Shareholders' Equity

15. SHAREHOLDERS' EQUITY

Ordinary Shares
The following is a reconciliation of our beginning and ending ordinary shares:

Total Voting Ordinary Shares
Balance as of December 31, 2023	15,196,685
Shares issued (1) (2)	35,120
Balance as of September 30, 2024	15,231,805
(1) Ordinary Shares issued in relation to share-based compensation plan awards and the Employee Share Purchase Plan.
(2) Includes 2,035 shares of restricted stock.
Non-voting Ordinary Shares
Strategic Share Repurchases
In March 2023, we repurchased 1,597,712 of our non-voting convertible ordinary shares held by Canada Pension Plan Investment Board for an aggregate $341 million, representing a price per share of $213.13 and a 5% discount to the trailing 10-day volume weighted average price of our voting ordinary shares as at the agreed March 2023 measurement date. The shares comprised all of our outstanding Series C and Series E non-voting ordinary shares.
Dividends on Preferred Shares
During the three months ended September 30, 2024 and 2023, we declared and paid dividends on Series D Preferred Shares of $7 million and on Series E Preferred Shares of $2 million for both periods.
During the nine months ended September 30, 2024 and 2023, we declared and paid dividends on Series D Preferred Shares of $21 million and on Series E Preferred Shares of $6 million for both periods.
Accumulated Other Comprehensive Income (Loss)
The following tables present a roll forward of accumulated other comprehensive income (loss):

	Three Months Ended
	September 30,
	2024
	Unrealized (losses) gains on available-for-sale investments	Cumulative currency translation adjustment	FVO - Own credit Adjustment	Total
	(in millions of U.S. dollars)
Balance June 30, 2024, net of tax	$(390)	$13	$20	$(357)
Unrealized gains on fixed maturities, AFS arising during the period	161	—	—	161
Reclassification adjustment for change in allowance for credit losses recognized in net income	(14)	—	—	(14)
Reclassification adjustment for net realized gains included in net income	(2)	—	—	(2)
Change in currency translation adjustment	—	(3)	—	(3)
Change in net liability for losses and LAE at fair value - Enstar-specific credit risk	—	—	(6)	(6)
Other comprehensive income (loss)	145	(3)	(6)	136
Balance September 30, 2024, net of tax	$(245)	$10	$14	$(221)
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 51

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 15. Shareholders' Equity

	Three Months Ended
	September 30,
	2023
	Unrealized (losses) gains on available-for-sale investments	Cumulative currency translation adjustment	FVO - Own credit Adjustment	Total
	(in millions of U.S. dollars)
Balance June 30, 2023, net of tax	$(520)	$11	$21	$(488)
Unrealized losses on fixed maturities, AFS arising during the period	(94)	—	—	(94)
Reclassification adjustment for change in allowance for credit losses recognized in net income	(1)	—	—	(1)
Reclassification adjustment for net realized losses included in net income	13	—	—	13
Other comprehensive (loss)	(82)	—	—	(82)
Balance September 30, 2023, net of tax	$(602)	$11	$21	$(570)

	Nine Months Ended
	September 30,
	2024
	Unrealized (losses) gains on available-for-sale investments	Cumulative currency translation adjustment	FVO - Own credit Adjustment	Total
	(in millions of U.S. dollars)
Balance December 31, 2023, net of tax	$(368)	$12	$20	$(336)
Unrealized gains on fixed maturities, AFS arising during the period	125	—	—	125
Reclassification adjustment for change in allowance for credit losses recognized in net income	(15)	—	—	(15)
Reclassification adjustment for net realized losses included in net income	13	—	—	13
Change in currency translation adjustment	—	(2)	—	(2)
Change in net liability for losses and LAE at fair value - Enstar-specific credit risk	—	—	(6)	(6)
Other comprehensive income (loss)	123	(2)	(6)	115
Balance September 30, 2024, net of tax	$(245)	$10	$14	$(221)
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 52

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 15. Shareholders' Equity

	Nine Months Ended
	September 30,
	2023
	Unrealized (losses) gains on available-for-sale investments	Cumulative currency translation adjustment	Remeasurement of future policyholder benefits - change in discount rate	FVO - Own credit Adjustment	Total
	(in millions of U.S. dollars)
Balance December 31, 2022, net of tax	$(584)	$9	$273	$—	$(302)
Unrealized losses on fixed maturities, AFS arising during the period	(71)	—	—	—	(71)
Reclassification adjustment for change in allowance for credit losses recognized in net income	(5)	—	—	—	(5)
Reclassification adjustment for net realized losses included in net income	60	—	—	—	60
Change in currency translation adjustment	—	2	—	—	2
Reclassification adjustment for remeasurement of future policyholder benefits included in net income	—	—	(363)	—	(363)
Change in net liability for gains and LAE at fair value - Enstar-specific credit risk	—	—	—	21	21
Other comprehensive (loss) income	(16)	2	(363)	21	(356)
Less: Other comprehensive income attributable to NCI and RNCI	(2)	—	90	—	88
Balance September 30, 2023, net of tax	$(602)	$11	$—	$21	$(570)
The following table presents details about the tax effects allocated to each component of other comprehensive income (loss):

	Three Months Ended
	September 30,
	2024			2023
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(in millions of U.S. dollars)
Unrealized gains (losses) on fixed maturities, AFS arising during the period	$176	$(15)	$161	$(97)	$3	$(94)
Reclassification adjustment for change in allowance for credit losses recognized in net income	(14)	—	(14)	(1)	—	(1)
Reclassification adjustment for net realized (gains) losses included in net income	(2)	—	(2)	13	—	13
Change in currency translation adjustment	(3)	—	(3)	—	—	—
Change in net liability for losses and LAE at fair value - Enstar-specific credit risk	(6)	—	(6)	—	—	—
Other comprehensive income (loss)	$151	$(15)	$136	$(85)	$3	$(82)
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 53

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 15. Shareholders' Equity

	Nine Months Ended
	September 30,
	2024			2023
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(in millions of U.S. dollars)
Unrealized gains (losses) on fixed maturities, AFS arising during the period	$128	$(3)	$125	$(74)	$3	$(71)
Reclassification adjustment for change in allowance for credit losses recognized in net income	(15)	—	(15)	(5)	—	(5)
Reclassification adjustment for net realized losses included in net income	13	—	13	60	—	60
Change in currency translation adjustment	(2)	—	(2)	2	—	2
Reclassification adjustment for remeasurement of future policyholder benefits included in net income	—	—	—	(363)	—	(363)
Change in net liability for losses and LAE at fair value - Enstar-specific credit risk	(6)	—	(6)	21	—	21
Other comprehensive income (loss)	$118	$(3)	$115	$(359)	$3	$(356)
The following tables present details of amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended		Nine Months Ended
Details about AOCI components	September 30,		September 30,		Affected Line Item in Statement where Net Income are presented
	2024	2023	2024	2023
	(in millions of U.S. dollars)
Unrealized income (losses) on fixed maturities, AFS	$16	$(12)	$2	$(55)	Net realized gains (losses)
Remeasurement of future policyholder benefits	—	—	—	363	Other income
Total reclassifications for the period, net of tax	$16	$(12)	$2	$308
Changes in Ownership of Consolidated Subsidiaries
The following table summarizes changes in the ownership interest in consolidated subsidiaries during the periods presented:

	Nine months ended
	September 30,
	2024	2023
	(in millions of U.S. dollars)
Net income attributable to Enstar ordinary shareholders	$393	$483
Transfers from noncontrolling interests:
Increase in Enstar’s additional paid-in capital for purchase of noncontrolling interest (1)	—	9
Change from net income attributable to Enstar ordinary shareholders and net transfers from noncontrolling interests	$393	$492
(1) The transfer from the noncontrolling interests for the nine months ended September 30, 2023 relates to the repurchase of the entire 24.9% ownership interest Allianz held in Enhanzed Re recorded in the first quarter 2023.

Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 54

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 16. Earnings Per Share

16. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per ordinary share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net income attributable to Enstar ordinary shareholders:	$148	$38	$393	$483

Denominator:
Weighted-average ordinary shares outstanding — basic (1)	14,666,153	15,464,824	14,657,391	15,962,910
Effect of dilutive securities:
Share-based compensation plans (2)(3)	182,205	141,281	177,512	108,015
JSOP(4)	195,408	—	189,928	—
Weighted-average ordinary shares outstanding — diluted	15,043,766	15,606,105	15,024,831	16,070,925

Earnings per share attributable to Enstar ordinary shareholders:
Basic	$10.09	$2.46	$26.81	$30.26
Diluted	$9.84	$2.43	$26.16	$30.05
(1) Weighted-average ordinary shares for basic earnings per share includes ordinary shares (voting and non-voting), but excludes ordinary shares held in the Enstar Group Limited Employee Benefit Trust in respect of Joint Share Ownership Plan ("JSOP") awards, which, as a result of us consolidating the EB trust, are classified as treasury shares.
(2) Share-based dilutive securities include restricted shares, restricted share units, directors’ restricted share units and performance share units. Certain share-based compensation awards were excluded from the calculation for the three and nine months ended September 30, 2024 and 2023 because they were anti-dilutive. The number of potential ordinary shares excluded from diluted shares outstanding was 0 and 59 shares for the three months ended September 30, 2024 and 2023, respectively, and 274 and 26,068 shares for the nine months ended September 30, 2024 and 2023, respectively, because the effect of including those potential ordinary shares in the calculation would have been anti-dilutive. Securities may be anti-dilutive based on timing of forfeitures of share-based compensation awards or if the share price at grant date was greater than the average market price of our ordinary shares. Refer to Note 22 to the Consolidated Financial Statements included within our 2023 Form 10-K for additional information on the share-based compensation awards.
(3) Certain restricted share units and performance share units were converted from an equity award to a liability award during the three and nine months ended September 30, 2024. As a result, the applicable units no longer have a dilutive impact.
(4) The JSOP award made to our CEO includes a condition that specifies a hurdle price ($315.53 as of January 20, 2025) compared to our market observable ordinary share price in order for the award to vest. As of September 30, 2024, the closing share price of our ordinary shares was $321.59. As a result, the JSOP award became dilutive for the three and nine months ended September 30, 2024. Additionally, 20% of the award is dependent on a 10% compounded annual growth rate in Fully Diluted Book Value Per Share from January 1, 2020, which was also met for the three and nine months ended September 30, 2024. Refer to Note 22 to the Consolidated Financial Statements of our 2023 Form 10-K for additional information on the JSOP.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 55

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 17. Related Party Transactions

17. RELATED PARTY TRANSACTIONS

The following tables summarize our related party balances and transactions. Additional details about the nature of our relationships and transactions are disclosed in Note 24 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

As of September 30, 2024	Stone Point (1) (2)	Monument	AmTrust	Core Specialty	Other (3)
	(in millions of U.S. dollars)
Assets
Fixed maturities, trading, at fair value	$46	$—	$—	$—	$—
Fixed maturities, AFS, at fair value	362	—	—	—	—
Equities, at fair value	154	—	200	—	—
Funds held	—	—	—	9	—
Other investments, at fair value	424	—	—	—	1,736
Equity method investments	—	22	—	269	12
Total investments	986	22	200	278	1,748
Cash and cash equivalents	10	—	—	—	—
Other assets	—	—	—	17	—
Liabilities
Losses and LAE	—	—	—	130	—
Net assets	$996	$22	$200	$165	$1,748
(1) As of September 30, 2024, investment funds managed by Stone Point Capital LLC ("Stone Point") own 1,451,196 of our Voting Ordinary Shares, which constitutes 9.5% of our outstanding Voting Ordinary Shares.
(2) As of September 30, 2024, we had unfunded commitments of $102 million to other investments, and $22 million to privately held equity managed by Stone Point and its affiliated entities.
(3) Other related party investments include investments in Positive Physicians Holdings, Inc, an equity method investment, and limited partnerships and partnership-like limited liabilities companies, for which had we not elected the fair value option, would otherwise be accounted for as equity method investments. We have disclosed our investments in these entities on an aggregated basis as they are individually immaterial.

As of December 31, 2023	Stone Point	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
Assets
Fixed maturities, trading, at fair value	$69	$—	$—	$—	$—	$—
Fixed maturities, AFS, at fair value	428	—	—	—	—	—
Equities, at fair value	136	—	181	—	—	—
Funds held	—	—	—	—	19	—
Other investments, at fair value	446	—	—	—	—	1,602
Equity method investments	—	95	—	—	225	14
Total investments	1,079	95	181	—	244	1,616
Cash and cash equivalents	19	—	—	—	—	—
Other assets	—	—	—	20	9	—
Liabilities
Losses and LAE	—	—	—	—	192	—
Net assets	$1,098	$95	$181	$20	$61	$1,616
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 56

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 17. Related Party Transactions

	Three Months Ended
	September 30, 2024
	Stone Point	Monument	AmTrust	Core Specialty	Other
	(in millions of U.S. dollars)
REVENUES
Net premiums earned	$—	$—	$—	$—	$—
Net investment income	4	—	1	—	3
Fair value changes in trading securities, funds held and other investments	12	—	(2)	—	35
Total revenues	16	—	(1)	—	38

EXPENSES
Net incurred losses and LAE	—	—	—	(2)	—
Total expenses	—	—	—	(2)	—

(Loss) income from equity method investments	—	(26)	—	10	—
Total net income (loss)	$16	$(26)	$(1)	$12	$38

	Three Months Ended
	September 30, 2023
	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
REVENUES
Net premiums earned	$—	$—	$—	$—	$—	$(2)	$—
Net investment income	3	—	—	2	—	—	—
Fair value changes in trading securities, funds held and other investments	26	—	—	(2)	—	—	11
Total revenues	29	—	—	—	—	(2)	11

EXPENSES
Net incurred losses and LAE	—	—	—	—	—	(9)	—
Total expenses	—	—	—	—	—	(9)	—

(Loss) income from equity method investments	—	—	(4)	—	1	—	—
Total net income (loss)	$29	$—	$(4)	$—	$1	$7	$11

Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 57

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 17. Related Party Transactions

	Nine Months Ended
	September 30, 2024
	Stone Point	Monument	AmTrust	Core Specialty	Other
	(in millions of U.S. dollars)
REVENUES
Net premiums earned	$—	$—	$—	$2	$—
Net investment income	9	—	5	—	8
Fair value changes in trading securities, funds held and other investments	52	—	19	—	71
Total revenues	61	—	24	2	79

EXPENSES
Net incurred losses and LAE	—	—	—	20	—
Total expenses	—	—	—	20	—

(Loss) income from equity method investments	—	(72)	—	44	(1)
Total net income (loss)	$61	$(72)	$24	$26	$78

	Nine Months Ended
	September 30, 2023
	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
REVENUES
Net premiums earned	$—	$—	$—	$—	$—	$(4)	$—
Net investment income	9	—	—	5	—	—	5
Net realized gains	1	—	—	—	—	—	—
Fair value changes in trading securities, funds held and other investments	28	(6)	—	(5)	—	—	86
Total revenues	38	(6)	—	—	—	(4)	91

EXPENSES
Net incurred losses and LAE	—	—	—	—	—	(20)	—
Total expenses	—	—	—	—	—	(20)	—

Income from equity method investments	—	—	—	—	4	18	—
Total net income (loss)	$38	$(6)	$—	$—	$4	$34	$91

Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 58

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 18. Commitments and Contingencies

18. COMMITMENTS AND CONTINGENCIES

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
As of September 30, 2024, we had funds held concentrations to reinsurance counterparties exceeding 10% of shareholders’ equity of $4.2 billion (December 31, 2023: $4.8 billion) in aggregate. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. government and agency instruments and the reinsurance counterparties noted above, exceeded 10% of shareholders’ equity as of September 30, 2024. As of September 30, 2024, our credit exposure to the U.S. government and agency instruments was $973 million (December 31, 2023: $932 million).
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
Unfunded Investment Commitments
As of September 30, 2024, we had unfunded commitments of $1.4 billion to other investments, and $22 million to privately held equity. Included in the privately held equity amount, is a commitment we entered into during the nine months ended September 30, 2024 to invest $10 million in an insurance-linked securities (“ILS”) arrangement through a Bermuda-based collateralized reinsurer, determined to be a related party, that will provide reinsurance capacity across a diversified portfolio of casualty programs.
Guarantees
As of September 30, 2024, and December 31, 2023 parental guarantees supporting reinsurance obligations, defendant A&E liabilities, subsidiary capital support arrangements and credit facilities were $2.3 billion, for both periods. We also guarantee the 2040 and 2042 Junior Subordinated Notes, which have an aggregate principal amount of $850 million as of September 30, 2024 and December 31, 2023.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 59

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 19. Subsequent Events

19. SUBSEQUENT EVENTS

Debt Obligations
In October 2024, an existing Letter of Credit (“LOC”) facility for one of our subsidiaries increased in size and an LOC was issued for $135 million with a corresponding increase in the parental guarantee.
Transactions
Captive Reinsurer Investment Commitment
On November 6, 2024, we entered into a commitment to invest $25 million into a Missouri-domiciled captive reinsurer that will write U.S. asset-intensive life reinsurance business.
James River
On November 11, 2024, one of our wholly owned subsidiaries has entered into an adverse development cover reinsurance agreement with subsidiaries of James River Group Holdings Ltd. (“James River”) to reinsure certain U.S. casualty exposures within James River’s Excess and Surplus (“E&S”) segment for accident years 2010 to 2023. Our subsidiary will provide $75 million of cover in excess of carried reserves and an existing ADC of $160 million of ADC reinsurance coverage provided to the subsidiaries of James River by State National Insurance Company. The closing of this transaction is subject to regulatory approval and other closing conditions.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 60

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, the terms "Enstar," "we," "us" or "our" mean Enstar Group Limited and its consolidated subsidiaries.
The following discussion and analysis of our financial condition as of September 30, 2024 and our results of operations for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 61

Item 2 | Management's Discussion and Analysis | Operational Highlights

Operational Highlights

Our consolidated results for the nine months ended September 30, 2024 reflect our continued progress on providing capital release solutions to our clients by acquiring and managing their run-off portfolios.
Merger Agreement

On July 29, 2024, we entered into the Merger Agreement, under which all of Enstar’s issued and outstanding ordinary shares, par value $1.00 per share, will be converted into the right to receive $338 in cash per ordinary share, except for shares held by Sixth Street and certain shareholders who will reinvest in the merged entity. The total consideration to be paid to our shareholders in the Merger is approximately $5.1 billion. Completion of the Merger remains subject to certain conditions, including certain regulatory approvals. The Merger is currently expected to close in mid-2025; however, no assurance can be given as to when, or if, the Merger will occur.
Goodwill impairment
The Merger Agreement indicated that the consideration for all ordinary shareholders’ interests, which represents our fair value, is less than our book value. Hence, a full impairment charge related to goodwill of $63 million was recognized this quarter.
Refer to Note 1 and Note 13 of our unaudited condensed consolidated financial statements for further information on the Merger Agreement and goodwill impairment.
Capital Activity

In March 2024, Cavello Bay Reinsurance Limited (“Cavello”), a wholly-owned subsidiary of Enstar, was assigned an S&P Insurer Financial Strength Rating of ‘A’ with stable outlook. Cavello is Enstar’s primary non-life run-off consolidator, and a Class 3B reinsurer.
Transactions

•In June 2024, one of our wholly-owned subsidiaries completed an ADC and LPT agreement with Accredited Surety and Casualty Company, Inc. and Accredited Insurance (Europe) Limited (together, “Accredited”) relating to a diversified portfolio, including asbestos, general casualty, and workers’ compensation.
As a result of this transaction, we assumed net loss reserves of $297 million in exchange for consideration of $282 million.
•In July 2024, one of our wholly-owned subsidiaries completed an LPT agreement to reinsure certain 2019 and 2020 business written by a third-party capital platform, which uses an Insurance Linked Securities (“ILS”) to fund its risks relating to a diversified portfolio, including property catastrophe and COVID-19 exposures.
As a result of this transaction, we assumed net loss reserves of $294 million in exchange for consideration of $294 million.
•In August 2024, one of our wholly-owned subsidiaries completed an ADC agreement with Insurance Australia Limited on behalf of Insurance Australia Group (“IAG”) relating to a diversified portfolio including product and public liability, compulsory third-party motor, professional risks and workers’ compensation exposures.
As a result of this transaction, we assumed net loss reserves of $202 million in exchange for consideration of $200 million.
Refer to Note 3 of our unaudited condensed consolidated financial statements for a description of additional reinsurance and business acquisition agreements that were signed during 2024 but not closed as of September 30, 2024.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 62

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations - For the Three and Nine Months Ended September 30, 2024 and 2023

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
•Total investment return (“TIR”), which measures the rate of return we obtain, including realized, unrealized and fair value changes, on our investments; and
•Run-off liability earnings (“RLE”) and RLE %, which measure both the dollar amount of prior period development on our acquired portfolios (RLE) and the percentage of prior period development relative to average net loss reserves, calculated by dividing our prior period development by our average net loss reserves (RLE %).

Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 63

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

The following table sets forth certain unaudited condensed consolidated financial information:

	Three Months Ended				Nine Months Ended
	September 30,		$ / pp Change		September 30,		$ / pp Change
	2024	2023			2024	2023
	(in millions of U.S. dollars, except per share data)
Technical Results
Net premiums earned	$11	$14	$(3)		$27	$29	$(2)
Net incurred losses and LAE
Current period	6	5	1		15	18	(3)
Prior period	(9)	(15)	6		(95)	(35)	(60)
Total net incurred losses and LAE	(3)	(10)	7		(80)	(17)	(63)
Acquisition costs	4	—	4		6	6	—

Investment Results
Net investment income	163	143	20		478	471	7
Net realized gains (losses)	17	(12)	29		2	(55)	57
Fair value changes in trading securities, funds held and other investments	229	18	211		400	222	178
(Loss) income from equity method investments	(16)	(3)	(13)		(29)	22	(51)

Other income (loss)	3	(2)	5		2	280	(278)
Amortization of net deferred charge assets	27	34	(7)		86	75	11
General and administrative expenses	110	91	19		295	265	30
Goodwill impairment	63	—	63		63	—	63
Net foreign exchange losses (gains)	23	(23)	46		15	(24)	39

NET INCOME	161	51	110		425	609	(184)
Less: Net income attributable to noncontrolling interests	(4)	(4)	—		(5)	(99)	94

NET INCOME ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$148	$38	$110		$393	$483	$(90)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR	$293	$(35)	$328		$535	$242	$293

GAAP measures:
ROE	2.8%	0.9%	1.9	pp	7.8%	10.8%	(3.0)	pp
Annualized ROE					10.4%	14.4%	(4.0)	pp
Annualized TIR					7.1%	4.7%	2.4	pp
RLE					0.9%	0.3%	0.6	pp

Non-GAAP measures:
Adjusted ROE*	2.2%	2.5%	(0.3)	pp	7.9%	10.8%	(2.9)	pp
Annualized Adjusted ROE*					10.6%	14.4%	(3.8)	pp
Annualized Adjusted TIR*					5.7%	5.3%	0.4	pp
Adjusted RLE *					1.1%	0.6%	0.5	pp
					As of		$ Change
					September 30, 2024	December 31, 2023
GAAP measure:
BVPS					$378.22	$343.45	$34.77

Non-GAAP measure:
Fully diluted BVPS*					$365.94	$336.72	$29.22
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 64

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Overall Results
Three Months Ended September 30, 2024 versus 2023:
Net income attributable to Enstar ordinary shareholders increased by $110 million to $148 million for the three months ended September 30, 2024 from $38 million in the comparative quarter, as a result of:
•Total investment returns recognized in income of $393 million for the three months ended September 30, 2024, in comparison to $146 million for the comparative quarter, consisting of the aggregate of net investment income, net realized gains (losses), fair value changes in trading securities, funds held and other investments, and loss from equity method investments. The total investment returns in each period were driven by:
◦Net investment income of $163 million for the three months ended September 30, 2024 compared to $143 million in the comparative quarter due to an increase in our book yield on our fixed maturities, an increase in the income earned from funds held assets and higher dividend income earned on our privately held equities, partially offset by higher investment expenses;
◦Net realized gains of $17 million for the three months ended September 30, 2024 compared to net realized losses of $12 million in the comparative quarter;
◦Fair value changes in our trading securities and funds held resulting in a $99 million gain for the three months ended September 30, 2024 compared with a $68 million loss in the comparative quarter;
◦Fair value changes in our other investments, including equities, resulting in a $130 million gain for the three months ended September 30, 2024 compared with a $86 million gain in the comparative quarter; and
◦Loss from equity method investments of $16 million for the three months ended September 30, 2024 compared to $3 million in the comparative quarter as a result of increased losses on our investment in Monument Re, partially offset by increased income on our investment in Core Specialty.
This was partially offset by:
•A decrease of $6 million in prior period favorable development in net incurred losses and LAE. Net favorable prior period development of $9 million in the current period was primarily due to a reduction in our estimates of net ultimate losses and provisions for ULAE of $36 million, partially offset by a $25 million increase in the fair value of our 2017 and 2018 LPT liabilities where we elected the fair value option, which are subject to adjustment based upon a decrease in U.K. corporate bond yields. Third quarter 2023 prior period net favorable development of $15 million was primarily due to a reduction in our estimates of net ultimate losses and provisions for ULAE of $31 million, partially offset by a $12 million increase in the fair value of our 2017 and 2018 LPT liabilities where we elected the fair value option, due to a modest decrease in third quarter 2023 U.K. corporate bond yields;
•An increase in general and administrative expenses of $19 million, primarily driven by higher salaries and benefits expenses due to a share-based compensation settlement of a departing executive, inflation and other staff related costs, as well as higher legal fees primarily due to merger related costs;
•Goodwill impairment of $63 million for the three months ended September 30, 2024 as referenced above; and
•Net foreign exchange losses of $23 million for the three months ended September 30, 2024 were comprised of $19 million of exposures from foreign currency denominated assets and liabilities due to GBP and AUD strengthening against USD, as well as $4 million of losses on our non-designated foreign currency forward contracts. An offsetting foreign exchange gain of $27 million is recognized in other comprehensive income for exposure from our AFS securities. This is compared to foreign exchange gains of $23 million in the comparative quarter as a result of GBP and EUR weakening against USD.
The above factors contributed to net income of $161 million for the three months ended September 30, 2024 as compared to net income of $51 million in the comparative quarter, as well as net income attributable to Enstar ordinary shareholders of $148 million as compared to $38 million in the comparative quarter. Consequently, our ROE was 2.8% for the three months ended September 30, 2024 compared to 0.9% in the comparative quarter.
Comprehensive income attributable to Enstar for the three months ended September 30, 2024 was $293 million as compared to a comprehensive loss of $35 million in the comparative quarter. The third quarter 2024 comprehensive income was primarily due to net income of $161 million and unrealized gains on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange of $116 million. The unrealized gains on our fixed maturities, AFS, combined with our favorable investment results, described above, contributed to a net favorable
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 65

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Annualized TIR of 11.5% for the three months ended September 30, 2024, in comparison to an Annualized TIR of 1.8% in the comparative quarter.

Nine Months Ended September 30, 2024 versus 2023:
Net income attributable to Enstar ordinary shareholders decreased by $90 million to $393 million for the nine months ended September 30, 2024 from $483 million in the comparative period, as a result of:
•A decrease in other income of $278 million, largely driven by the first quarter 2023 net gain recognized from the novation of the Enhanzed Re reinsurance of a closed block of life annuity policies;
•Goodwill impairment of $63 million for the nine months ended September 30, 2024 as referenced above;
•An increase in general and administrative expenses of $30 million primarily driven by higher salaries and benefits expenses due to a share-based compensation settlement of a departing executive, inflation, and other staff related costs, as well as higher legal fees primarily due to merger related costs; and
•Net foreign exchange losses of $15 million for the nine months ended September 30, 2024 were comprised of $17 million of exposures from foreign currency denominated assets and liabilities due to GBP and AUD strengthening against USD, partially offset by $2 million of gains on our non-designated foreign currency forward contracts. An offsetting foreign exchange gain of $16 million is recognized in other comprehensive income for exposure from our AFS securities. This is compared to net foreign exchange gains of $24 million in the comparative period as a result of GBP and EUR weakening against USD in the period.
This was partially offset by:
•Total investment returns recognized in income of $851 million for the nine months ended September 30, 2024, in comparison to $660 million for the comparative period, consisting of the aggregate of net investment income, net realized gains (losses), fair value changes in trading securities, funds held and other investments, and loss from equity method investments. The total investment returns in each period were driven by:
◦Net investment income of $478 million for the nine months ended September 30, 2024 compared to $471 million in the prior period due to higher book yield on our fixed maturities, an increase of net investment income on our other investments as a result of an increased allocation to private credit funds, partially offset by higher investment expenses;
◦Net realized gains of $2 million for the nine months ended September 30, 2024 compared to net realized losses of $55 million in the comparative period;
◦Fair value changes in our trading securities and funds held resulting in a $54 million gain for the nine months ended September 30, 2024 compared with a $73 million loss in the comparative period;
◦Fair value changes in our other investments, including equities, resulting in a $346 million gain for the nine months ended September 30, 2024 compared with a $295 million gain in the comparative period; and
◦Loss from equity method investments of $29 million for the nine months ended September 30, 2024 compared to $22 million in income in the comparative period as a result of increased losses on our investment in Monument Re, partially offset by an increase in income on our investment in Core Specialty;
•An increase of $60 million in favorable development in prior period net incurred losses and LAE relative to the comparative period. For the nine months ended September 30, 2024, net favorable PPD of $95 million was primarily due to a reduction in our estimates of net ultimate losses and provisions for ULAE of $123 million, partially offset by a $17 million increase in the fair value of our 2017 and 2018 LPT liabilities where we elected the fair value option and fair value amortization of $11 million. For the nine months ended September 30, 2023, net prior period favorable development of $35 million was primarily due to a reduction in our estimates of net ultimate losses and provisions for ULAE of $72 million, partially offset by a $24 million increase in the fair value of liabilities where we elected the fair value option and fair value amortization of $13 million. This resulted in RLE of 0.9% for the nine months ended September 30, 2024 in comparison to RLE of 0.3% in the comparative period; and
•A decrease in net income attributable to noncontrolling interests of $94 million, as a result of recording the portion of the gain on novation of the Enhanzed Re reinsurance of a closed block of life annuity policies attributable to Allianz’s equity interest in Enhanzed Re in the prior period.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 66

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

The above factors contributed to net income of $425 million for the nine months ended September 30, 2024 as compared to $609 million in the comparative period, as well as net income attributable to Enstar ordinary shareholders of $393 million as compared to $483 million in the comparative period. Consequently, our ROE was 7.8% for the nine months ended September 30, 2024 compared to 10.8% for in the comparative period.
Comprehensive income attributable to Enstar for the nine months ended September 30, 2024 was $535 million as compared to $242 million in the comparative period. Comprehensive income for the nine months ended September 30, 2024 was primarily due to net income of $425 million and unrealized gains on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange of $107 million. The unrealized gains on our fixed maturities, AFS, combined with our favorable investment return, described above, contributed to a net favorable Annualized TIR of 7.1% for the nine months ended September 30, 2024, in comparison to an Annualized TIR of 4.7% in the comparative period.
BVPS and Fully Diluted BVPS* increased by 10.1% and 8.7%, respectively, from December 31, 2023 to September 30, 2024, primarily due to comprehensive income attributable to Enstar for the nine months ended September 30, 2024, which contributed 10.6% to both BVPS and Fully Diluted BVPS*.
The cumulative unrealized loss and fair value changes in our fixed maturities portfolio and funds held was $487 million as of September 30, 2024, which has adversely impacted BVPS by $33.21 per share and Fully Diluted BVPS* by $32.13 per share as of September 30, 2024. This compares to $1.2 billion of cumulative unrealized loss and fair value changes in our fixed maturities portfolio and funds held as of September 30, 2023.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Overall Measures of Performance

BVPS and Fully Diluted BVPS*

BVPS and Fully Diluted BVPS* increased by 10.1% and 8.7%, respectively, from December 31, 2023 to September 30, 2024, primarily as a result of comprehensive income attributable to Enstar of $535 million. The cumulative unrealized loss and fair value changes in our fixed maturities portfolio and funds held was $487 million as of September 30, 2024, which adversely impacted BVPS by $33.21 per share and FDBVPS* by $32.13 per share.

ROE and Adjusted ROE*
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 67

Item 2 | Management's Discussion and Analysis | Key Performance Measures

Three and Nine Months Ended September 30, 2024 versus 2023: ROE increased by 1.9 pp for the three months ended September 30, 2024 and decreased by 3.0 pp for the nine months ended September 30, 2024 compared to 2023. The key drivers of the changes in ROE are as follows:

	Three Months Ended
	September 30, 2024	September 30, 2023	Change	ROE pp change
				ROE Impact
	(in millions of U.S. dollars)			%
Net investment income	$163	$143	$20	(0.1)%
Fair value changes on trading securities and funds held	99	(68)	167	3.4%
Fair value changes on other investments, including equities	130	86	44	0.5%
Net realized gains (losses)	17	(12)	29	0.6%
Prior period net incurred losses and LAE	9	15	(6)	(0.2)%
General and administrative expenses	(110)	(91)	(19)	—%
Net foreign exchange (losses) gains	(23)	23	(46)	(1.0)%
Goodwill impairment	(63)	—	(63)	(1.2)%
Other	(74)	(58)	(16)	(0.1)%
Net income attributable to Enstar ordinary shareholders	148	38

Opening Equity	$5,261	$4,403
ROE / Change in ROE	2.8%	0.9%		1.9%

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change	ROE pp change
				ROE Impact
	(in millions of U.S. dollars)			%
Net investment income	$478	$471	$7	(1.0)%
Fair value changes on trading securities and funds held	54	(73)	127	2.7%
Fair value changes on other investments, including equities	346	295	51	0.3%
Net realized gains (losses)	2	(55)	57	1.3%
(Loss) income from equity method investments	(29)	22	(51)	(1.1)%
Other income (primarily related to Enhanzed Re novation)	2	280	(278)	(6.2)%
Prior period net incurred losses and LAE	95	35	60	1.1%
General and administrative expenses	(295)	(265)	(30)	0.1%
Net income attributable to noncontrolling interests	(5)	(99)	94	2.1%
Net foreign exchange (losses) gains	(15)	24	(39)	(0.8)%
Goodwill impairment	(63)	—	(63)	(1.3)%
Other	(177)	(152)	(25)	(0.2)%
Net income attributable to Enstar ordinary shareholders	393	483

Opening Equity	$5,025	$4,464
ROE / Change in ROE	7.8%	10.8%		(3.0)%
Adjusted ROE* decreased 0.3 pp for the three months ended September 30, 2024 relative to the comparative quarter and decreased 2.9 pp for the nine months ended September 30, 2024 relative to the same period in 2023. Adjusted ROE* excludes the impact of goodwill impairment, merger related expenses, net realized gains (losses) on fixed maturities, AFS and fair value changes on fixed maturities, trading and funds held.
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 68

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
•Investment results: includes net investment income, net realized gains (losses), fair value changes in trading securities, funds held and other investments, unrealized gains (losses) on fixed maturities, AFS (recorded through the unaudited condensed consolidated statements of other comprehensive income) and income (loss) from equity method investments.
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
Premiums earned in the Run-off segment are generally offset by the related current period net incurred losses and LAE and acquisition costs.
The components of technical results are as follows:

	Three Months Ended September 30,
	2024			2023
	Run-off	Corporate and other	Total	Run-off	Corporate and other	Total
	(in millions of U.S. dollars)
Net premiums earned	$11	$—	$11	$14	$—	$14
Net incurred losses and LAE:
Current period	6	—	6	5	—	5
Prior periods	(36)	27	(9)	(31)	16	(15)
Total net incurred losses and LAE	(30)	27	(3)	(26)	16	(10)
Acquisition costs	4	—	4	—	—	—
Technical results	$37	$(27)	$10	$40	$(16)	$24

	Nine Months Ended September 30,
	2024			2023
	Run-off	Corporate and other	Total	Run-off	Corporate and other	Total
	(in millions of U.S. dollars)
Net premiums earned	$27	$—	$27	$29	$—	$29
Net incurred losses and LAE:
Current period	15	—	15	18	—	18
Prior periods	(123)	28	(95)	(72)	37	(35)
Total net incurred losses and LAE	(108)	28	(80)	(54)	37	(17)
Acquisition costs	6	—	6	6	—	6
Technical results	$129	$(28)	$101	$77	$(37)	$40
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 69

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Prior Periods - RLE - Three and Nine Months Ended September 30, 2024 and 2023
The following tables summarize RLE, RLE %, Adjusted RLE* and Adjusted RLE %* by acquisition year for the three months ended September 30, 2024 and 2023, which management believes is useful in measuring and monitoring performance of our claims management activity on the portfolios that we have acquired. This permits comparability between acquisition years of different loss reserve volumes.
Refer to the table below for a summary of RLE, RLE %, Adjusted RLE* and Adjusted RLE %* for the three months ended September 30, 2024:

	Three Months Ended September 30, 2024
	RLE			Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE %*
	(in millions of U.S. dollars)
2014 and prior	$8	$878		$(6)	$653
2015	3	216		4	222
2016	(3)	534		(2)	590
2017	(27)	566		(10)	769
2018	(7)	506		1	561
2019	(1)	885		—	1,348
2020	2	306		2	306
2021	30	2,644		44	2,932
2022	3	1,795		3	1,795
2023	—	1,673		—	1,673
2024	1	561		1	561
Total	$9	$10,564	0.1%	$37	$11,410	0.3%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Three Months Ended September 30, 2024:
Our RLE % was 0.1% for the three months ended September 30, 2024 as favorable reductions in estimates of net ultimate losses and reductions in provisions for ULAE were partially offset by adverse changes in the fair value of liabilities for which we have elected the fair value option and amortization of fair value adjustments.
Acquisition year 2021 provided most of the favorable results for the period, driven by our general casualty, and workers’ compensation lines of business, as a result of claims experience. Acquisition years 2014 and prior was also favorable for the period, driven by our professional indemnity/ director and officers, and all other lines of business, as a result of claims experience. Acquisition year 2017 was unfavorably impacted by adverse development on our all other line of business and an increase in the fair value of liabilities for which we have elected the fair value option as a result of decreases in U.K. corporate bond yields. The corporate bond yields, which form a component of the discount rate used to calculate the fair value of the liabilities, are matched to the original currencies of the underlying loss portfolios, of which GBP is the predominant currency for those portfolios that we have elected to measure at fair value using the fair value option.
Adjusted RLE %* was positively impacted by the exclusion of the impact of the changes in the fair value of liabilities where we have elected the fair value option and the amortization of fair value adjustments relating to purchased subsidiaries. It is also impacted by the change in estimates of net ultimate liabilities and reduction in estimated future expenses of our defendant A&E liabilities.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 70

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Refer to the table below for a summary of RLE, RLE %, Adjusted RLE* and Adjusted RLE %* for the three months ended September 30, 2023:

	Three Months Ended September 30, 2023
	RLE			Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE %*
	(in millions of U.S. dollars)
2014 and prior	$15	$1,449		$(8)	$1,181
2015	2	261		2	266
2016	14	638		15	702
2017	(34)	536		(27)	780
2018	2	645		9	727
2019	(5)	986		(3)	1,496
2020	1	425		1	425
2021	8	3,248		31	3,589
2022	12	2,598		12	2,598
2023	—	1,761		—	1,761
Total	$15	$12,547	0.1%	$32	$13,525	0.2%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Three Months Ended September 30, 2023:
Our RLE % was 0.1% for the three months ended September 30, 2023, as favorable reductions in estimates of net ultimate losses and reductions in provisions for ULAE were partially offset by net unfavorable changes in the fair value of liabilities for which we have elected the fair value option and amortization of fair value adjustments.
Favorable RLE in the 2014 and prior acquisition years was driven by favorable movement on our professional indemnity/directors and officers, all other, and marine, aviation and transit lines of business due to claims experience, partially offset by adverse development on our general casualty and property lines of business due to claims experience.
Favorable RLE in the 2016 acquisition year was driven by claims development on our professional indemnity/directors and officers line of business.
Adverse RLE in the 2017 acquisition year was driven by $27 million of development on our all other line of business, as a result of identified deterioration on abuse claims, in addition to a $7 million increase in the fair value of liabilities for which we have elected the fair value option as a result of decreases in U.K. corporate bond yields.
Favorable RLE in the 2021 acquisition year was driven by claims experience on our workers’ compensation line of business.
Favorable RLE in the 2022 acquisition year was driven by development on our property line of business as a result of claims experience.
Adjusted RLE %* was positively impacted by the exclusion of the impact of the changes in the discount rate upon the fair value of liabilities where we have elected the fair value option and the amortization of fair value adjustments relating to purchased subsidiaries. It is also impacted by the change in estimates of net ultimate liabilities and reduction in estimated future expenses of our defendant A&E liabilities.

Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 71

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

	Nine Months Ended September 30, 2024
	RLE			Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE %*
	(in millions of U.S. dollars)
2014 and prior	$(2)	$1,233		$(3)	$891
2015	4	403		5	229
2016	7	558		8	617
2017	(26)	581		(16)	789
2018	(17)	748		(7)	596
2019	(2)	630		—	1,411
2020	(10)	1,635		(10)	334
2021	92	2,429		100	3,083
2022	53	1,650		53	1,988
2023	(5)	819		(5)	1,616
2024	1	412		1	412
Total	$95	$11,098	0.9%	$126	$11,966	1.1%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Nine Months Ended September 30, 2024:
Our RLE % was 0.9% for the nine months ended September 30, 2024, due to favorable reductions in estimates of net ultimate losses and reductions in provisions for ULAE, partially offset by adverse changes in the fair value of liabilities for which we have elected the fair value option and amortization of fair value adjustments.
Acquisition years 2022 and 2021 provided most of the favorable results for the period, driven by our professional indemnity/directors and officers, general casualty, workers’ compensation, and construction defect lines of business, as a result of claims experience. Acquisition year 2018 was unfavorably impacted by increased settlement activity in the general casualty line of business. Acquisition year 2017 was unfavorably impacted by development on our all other line of business and an increase in the fair value of liabilities for which we have elected the fair value option.
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

	Nine Months Ended September 30, 2023
	RLE			Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE %*
	(in millions of U.S. dollars)
2014 and prior	$20	$1,371		$(5)	$901
2015	5	273		6	291
2016	15	654		18	721
2017	(35)	553		(25)	787
2018	(8)	696		12	781
2019	(4)	1,018		(2)	1,535
2020	15	499		15	501
2021	25	3,322		55	3,784
2022	2	2,857		2	2,863
2023	—	840		—	840
Total	$35	$12,083	0.3%	$76	$13,004	0.6%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Nine Months Ended September 30, 2023:
Our RLE % was 0.3% for the nine months ended September 30, 2023, as favorable reductions in estimates of net ultimate losses and reductions in provisions for ULAE were partially offset by net unfavorable changes in the fair value of liabilities for which we have elected the fair value option and amortization of fair value adjustments.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 72

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Favorable RLE in the 2014 and prior acquisition years was driven by favorable movement on our professional indemnity/directors and officers, all other, and marine, aviation and transit lines of business due to claims experience. The favorable RLE was partially offset by adverse development on our general casualty line of business due to a small number of large losses, particularly on excess business, and adverse development on our property line of business due to adverse claims experience.
Favorable RLE in the 2016 acquisition year was driven by favorable claims development on our professional indemnity/directors and officers line of business.
Adverse RLE in the 2017 and 2018 acquisition years was driven by development on our all other line of business, primarily as a result of identified deterioration on abuse claims, and general casualty line of business, primarily due to a small number of large losses across several portfolios, particularly on excess business. The adverse RLE was further impacted by a $24 million increase in the fair value of liabilities for which we have elected the fair value option. The results were partially offset by favorable development on our workers’ compensation and marine, aviation and transit lines of business as a result of claims experience.
Favorable RLE in the 2020 acquisition year was driven by a release of $10 million relating to COVID-19 exposures on our general casualty line of business.
Favorable RLE in the 2021 acquisition year was driven by claims experience on our workers’ compensation line of business.
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

Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 73

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Investment Results

We strive to structure our investment holdings and the duration of our investments in a manner that recognizes our liquidity needs, including our obligation to pay losses and LAE liabilities.
The components of our investment results split between our fixed income assets (which includes our short-term and fixed maturities classified as trading and AFS, funds held, cash and cash equivalents and restricted cash and cash equivalents, collectively our “Fixed Income” assets) and other investments (which includes equities and equity method investments, collectively our “Other Investments”) for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,
	2024			2023
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$134	$29	$163	$128	$15	$143
Net realized gains (losses)	17	—	17	(12)	—	(12)
Fair value changes in trading securities, funds held and other investments	99	130	229	(68)	86	18
Loss from equity method investments	—	(16)	(16)	—	(3)	(3)
Other comprehensive income:
Unrealized gains (losses) on fixed maturities, AFS, net of reclassification adjustments, excluding foreign exchange	116	—	116	(63)	—	(63)
TIR ($)	$366	$143	$509	$(15)	$98	$83
Annualized TIR %	11.7%	11.0%	11.5%	(0.4)%	8.1%	1.8%
Annualized Adjusted TIR %*	4.1%	11.0%	6.0%	3.4%	8.1%	4.5%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.

	Nine Months Ended September 30,
	2024			2023
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$410	$68	$478	$409	$62	$471
Net realized gains (losses)	2	—	2	(55)	—	(55)
Fair value changes in trading securities, funds held and other investments	54	346	400	(73)	295	222
(Loss) income from equity method investments	—	(29)	(29)	—	22	22
Other comprehensive income:
Unrealized gains on fixed maturities, AFS, net of reclassification adjustments, excluding foreign exchange	107	—	107	2	—	2
TIR ($)	$573	$385	$958	$283	$379	$662
Annualized TIR %	6.0%	10.1%	7.1%	2.7%	10.3%	4.7%
Annualized Adjusted TIR %*	4.1%	10.1%	5.7%	3.6%	10.3%	5.3%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 74

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Net Investment Income
The below charts are in millions of U.S. dollars.
Three Months Ended September 30, 2024 versus 2023: Net investment income increased primarily due to:
•an increase in net investment income on our fixed maturities as a result of a higher book yield as well as an increase in the income earned from funds held assets; and
•an increase in dividend income earned on our privately held equities; partially offset by
•higher investment expenses primarily due to increased performance fees.
Nine Months Ended September 30, 2024 versus 2023: Net investment income increased primarily due to:
•an increase of net investment income on our fixed maturities as a result of a higher book yield; and
•an increase of net investment income on our other investments as a result of an increased allocation to private credit funds; partially offset by
•higher investment expenses primarily due to increased performance fees.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 75

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Fair Value Changes, Net Realized Losses and Unrealized (Losses) Gains included in Comprehensive Income
The below charts are in millions of U.S. dollars.

$362
$116
$130
$99
$17
$86
$(12)
$(68)
$(63)
$(57)
QTD 2024
QTD 2023
Net realized gains (losses)
Fair value changes in trading securities and funds held
Fair value changes in equities and other investments
Net unrealized gains (losses) on fixed income securities, AFS

$509
$107
$346
$54
$2
$169
$2
$295
$(55)
$(73)
YTD 2024
YTD 2023
Net realized gains (losses)
Fair value changes in trading securities and funds held
Fair value changes in equities and other investments
Net unrealized gains on fixed income securities, AFS

Three Months Ended September 30, 2024 versus 2023: The net increase of $419 million when comparing the aggregate of fair value changes, realized gains (losses) and unrealized gains (losses) on fixed maturities, AFS for the three months ended September 30, 2024 to the comparative quarter was the result of:
•an increase in the aggregate of realized gains (losses) and fair value changes in trading securities and funds held of $196 million, primarily as a result of decreases in interest rates across U.S., U.K. and European markets for the three months ended September 30, 2024 compared to increases in interest rates in the comparative quarter;
•net unrealized gains on fixed income securities, AFS of $116 million in the current quarter compared to net unrealized losses of $63 million in the comparative quarter primarily driven by decreases in interest rates in the quarter; and
•an increase in the gain from fair value changes in other investments, including equities of $44 million, primarily driven by a favorable variance in relation to embedded derivatives pertaining to assets backing one of our LPT portfolios and increases in the gains from our hedge funds, publicly traded equities and infrastructure funds. This is partially offset by losses from CLO equities.
Nine Months Ended September 30, 2024 versus 2023: The net increase of $340 million when comparing the aggregate of fair value changes, realized gains (losses) and unrealized gains on fixed maturities, AFS for the nine months ended September 30, 2024 to the comparative period was the result of:
•an increase in the aggregate of net realized gains (losses) and fair value changes on trading securities and funds held of $184 million, as a result of decreases in U.S. interest rates during the nine months ended September 30, 2024 compared to increases in interest rates in the comparative period;
•an increase in the net unrealized gains on fixed income securities, AFS of $105 million primarily driven by U.S. interest rate decreases in the current period; and
•an increase in the gain on fair value changes from other investments, including equities, of $51 million, primarily driven by our privately held equities, hedge funds, fixed income funds, private equity funds and infrastructure funds relative to the comparative period, partially offset by decreased gains on publicly traded equities, CLO
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 76

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

equities, private debt, real estate funds and an unfavorable variance in the fair value change of an embedded derivative related to the assets supporting on of our LPTs.
(Loss) income from equity method investments
The below charts are in millions of U.S. dollars.
Three Months Ended September 30, 2024 versus 2023: The variance of $13 million is driven by an increase in the losses from our investment in Monument Re of $22 million, partially offset by an increase in the income from our investment in Core Specialty of $10 million.
Nine Months Ended September 30, 2024 versus 2023: The variance of $51 million is driven by an increase in losses from our investment in Monument Re of $72 million, partially offset by an increase in income from our investment in Core Specialty of $26 million.
Investable Assets
Investable assets and adjusted investable assets* decreased by 2.1% and 3.3%, respectively, from December 31, 2023 to September 30, 2024, primarily due to the impact of net paid losses, partially offset by consideration received from transactions closed in the period, investment income and fair value changes in our fixed maturities.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measures.
Duration and average credit rating on fixed maturities, cash and cash equivalents and fixed maturities included in funds held - directly managed
The fair value, duration and average credit rating of investments is as follows:

	September 30, 2024			December 31, 2023
	Fair Value ($) (1)	Average Duration (in years) (2)	Average Credit Rating (3)	Fair Value ($) (1)	Average Duration (in years) (2)	Average Credit Rating (3)
Total	$9,969	3.89	A+	$10,320	4.04	A+
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

The overall decrease in the balance of our fixed maturities and cash and cash equivalents of $351 million when comparing September 30, 2024 to December 31, 2023 was primarily driven by net paid losses which outpaced the impact of new business for the period.
As of both September 30, 2024 and December 31, 2023, our fixed maturities and cash and cash equivalents had an average credit quality rating of A+.
As of September 30, 2024 and December 31, 2023, our fixed maturities that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised $496 million, or 5.6%, and $456 million, or 4.8%, of our total fixed maturities portfolio, respectively.

Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 77

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

General and Administrative Expenses for the Three and Nine Months Ended September 30, 2024 and 2023

The below charts are in millions of U.S. dollars.
Three Months Ended September 30, 2024 versus 2023: The $19 million increase was primarily driven by higher salaries and benefits expenses due to a share-based compensation settlement of a departing executive, inflation and other staff related costs, as well as higher legal fees primarily due to merger related costs.
Nine Months Ended September 30, 2024 versus 2023: The $30 million increase was primarily driven by higher salaries and benefits expenses due to a share-based compensation settlement of a departing executive, inflation and other staff related costs, as well as higher legal fees primarily due to merger related costs.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 78

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

Divided by

Number of ordinary shares outstanding, adjusted for:
-the ultimate effect of any dilutive securities (which include restricted shares, restricted share units, directors’ restricted share units, performance share units and JSOP shares(1)) on the number of ordinary shares outstanding

Increases the number of ordinary shares to reflect the exercise of equity awards granted but not yet vested as, over the long term, this presents both management and investors with a more economically accurate measure of the realizable value of shareholder returns by factoring in the impact of share dilution.

We use this non-GAAP measure in our incentive compensation program.

Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 79

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Non-GAAP Measure	Definition	Purpose of Non-GAAP Measure over GAAP Measure
Adjusted return on equity (%)	Adjusted operating income (loss) attributable to Enstar ordinary shareholders divided by adjusted opening Enstar ordinary shareholder's equity
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

We eliminate the impact of any goodwill impairment charges as they occur infrequently and their elimination improves comparability between periods.

We eliminate the impact of expenses related to the Merger Agreement as we deem these to be out of the ordinary course of business and to help provide a more accurate measure of performance across periods.

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
-fair value changes and net realized (gains) losses on fixed maturities and funds held-directly managed,
-change in fair value of insurance contracts for which we have elected the fair value option (2),
-amortization of fair value adjustments,
-net gain/loss on purchase and sales of subsidiaries (if any)
-net income from discontinued operations (if any),
-goodwill impairment charges
-expenses related to the Merger Agreement
-tax effects of adjustments, and
-adjustments attributable to noncontrolling interests

Adjusted opening Enstar ordinary shareholders' equity (denominator)
Opening Enstar ordinary shareholders' equity, less:
-fair value changes on fixed maturities and funds held-directly managed,
-fair value of insurance contracts for which we have elected the fair value option (2),
-fair value adjustments, and
-net assets of held for sale or disposed subsidiaries classified as discontinued operations (if any)

Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 80

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Non-GAAP Measure	Definition	Purpose of Non-GAAP Measure over GAAP Measure
Adjusted run-off liability earnings (%)	Adjusted PPD divided by average adjusted net loss reserves.
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

The following components of periodic recurring net incurred losses and LAE and net loss reserves are not considered key components of our claims management performance for the following reasons:

•Prior to the settlement of the contractual arrangements, the results of our Legacy Underwriting segment were economically transferred to a third party primarily through use of reinsurance and a Capacity Lease Agreement(4); as such, the results were not a relevant contribution to Adjusted RLE, which is designed to analyze the impact of our claims management strategies(3);
•The change in fair value of insurance contracts for which we have elected the fair value option(2) has been removed to support comparability between the two acquisition years for which we elected the fair value option in reserves assumed and the acquisition years for which we did not make this election (specifically, this election was only made in the 2017 and 2018 acquisition years and the election of such option is irrevocable); and
•The amortization of fair value adjustments are non-cash charges that obscure our trends on a consistent basis.

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
Remove:
-Legacy Underwriting(3) operations
-amortization of fair value adjustments,
-change in fair value of insurance contracts for which we have elected the fair value option (2),
and
Add:
-the reduction/(increase) in estimates of net ultimate liabilities and reduction in estimated future expenses of our defendant A&E liabilities.

Adjusted net loss reserves (denominator)
Net losses and LAE, adjusted to:
Remove:
-Legacy Underwriting(3) net loss reserves
-current period net loss reserves
-net fair value adjustments associated with the acquisition of companies,
-the fair value adjustments for contracts for which we have elected the fair value option (2) and
Add:
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

(1) The JSOP award became dilutive for the first time for the three and nine months ended September 30, 2024 and therefore had not been previously identified as a component of this non-GAAP measure. However, its inclusion is consistent with the effect of all other potentially dilutive securities. Refer to Note 16 - "Earnings Per Share" for more detail.
(2) Comprises the discount rate and risk margin components.
(3) As of January 1, 2024, not applicable. Refer to Note 4 - "Segment Information" for more detail.
(4) The reinsurance contractual arrangements (including the Capacity Lease Agreement) described in Note 6 to our consolidated financial statements included within in our Annual Report on Form 10-K for the year ended December 31, 2023 were settled during the second quarter of 2023, and we did not record any transactions in the Legacy Underwriting segment in 2023.

Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 81

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of BVPS to Fully Diluted BVPS*:

	September 30, 2024			December 31, 2023
	Equity (1)	Ordinary Shares	Per Share Amount	Equity (1)	Ordinary Shares	Per Share Amount
	(in millions of U.S. dollars, except share and per share data)
Book value per ordinary share	$5,547	14,666,175	$378.22	$5,025	14,631,055	$343.45
Non-GAAP adjustment:
Share-based compensation plans		288,659			292,190
JSOP(2)		203,499			—
Fully diluted book value per ordinary share*	$5,547	15,158,333	$365.94	$5,025	14,923,245	$336.72
(1) Equity comprises Enstar ordinary shareholders' equity, which is calculated as Enstar shareholders' equity less preferred shares ($510 million) prior to any non-GAAP adjustments.
(2) The JSOP award made to our CEO includes a condition that specifies a hurdle price ($315.53 as of January 20, 2025) compared to our market observable ordinary share price in order for the awards to vest. As of September 30, 2024, the closing share price of our ordinary shares was $321.59. As a result, the JSOP award became dilutive for the three and nine months ended September 30, 2024. Additionally, 20% of the award is dependent on a 10% compounded annual growth rate in Fully Diluted Book Value Per Share from January 1, 2020, which was also met for the three and nine months ended September 30, 2024. Refer to Note 22 to the Consolidated Financial Statements of our 2023 Form 10-K for additional information on the JSOP.
*Non-GAAP measure.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 82

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The table below presents a reconciliation of ROE to Adjusted ROE* and Annualized ROE to Annualized Adjusted ROE*:

	Three Months Ended
	September 30, 2024				September 30, 2023
	Net income (loss) (1)	Opening equity (1)	ROE	Annualized ROE	Net income (loss) (1)	Opening equity (1)	ROE	Annualized ROE
	(in millions of U.S. dollars)
Net income/Opening equity/ROE/Annualized ROE (1)	$148	$5,261	2.8%	11.3%	$38	$4,403	0.9%	3.5%
Non-GAAP adjustments:
Net realized (gains) losses on fixed maturities, AFS (2) / Cumulative fair value changes to fixed maturities, AFS (3)	(17)	411			12	550
Fair value changes on fixed maturities, trading (2) / Fair value changes on fixed maturities, trading (3)	(38)	261			22	337
Fair value changes on funds held - directly managed (2) / Fair value changes on funds held - directly managed (3)	(61)	131			46	166
Change in fair value of insurance contracts for which we have elected the fair value option / Fair value of insurance contracts for which we have elected the fair value option (4)	25	(253)			12	(312)
Amortization of fair value adjustments / Fair value adjustments	2	(98)			4	(116)
Goodwill impairment charges	63	—			—	—
Expenses related to the Merger Agreement	4	—			—	—
Tax effects of adjustments (5)	2	—			(6)	—
Adjusted net income /Adjusted opening equity/Adjusted ROE/Annualized adjusted ROE*	$128	$5,713	2.2%	9.0%	$128	$5,028	2.5%	10.2%
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
*Non-GAAP measure.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 83

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

	Nine Months Ended
	September 30, 2024				September 30, 2023
	Net income (loss) (1)	Opening equity (1)	ROE	Annualized ROE	Net income (loss) (1)	Opening equity (1)(2)	ROE	Annualized ROE
	(in millions of U.S. dollars)
Net income/Opening equity/ROE (1)	$393	$5,025	7.8%	10.4%	$483	$4,464	10.8%	14.4%
Non-GAAP adjustments:
Net realized (gains) losses on fixed maturities, AFS (2) / Cumulative fair value changes to fixed maturities, AFS (3)	(2)	380			55	647
Fair value changes on fixed maturities, trading (3) / Fair value changes on fixed maturities, trading (4)	(8)	234			24	400
Fair value changes on funds held - directly managed (3) / Fair value changes on funds held - directly managed (4)	(46)	111			49	780
Change in fair value of insurance contracts for which we have elected the fair value option / Fair value of insurance contracts for which we have elected the fair value option (5)	17	(246)			24	(294)
Amortization of fair value adjustments / Fair value adjustments	11	(107)			13	(124)
Goodwill impairment charges	63	—			—	—
Expenses related to the Merger Agreement	4	—			—	—
Tax effects of adjustments (6)	(3)	—			(12)	—
Adjustments attributable to noncontrolling interests (7)	—	—			(2)	—
Adjusted net income /Adjusted opening equity/Adjusted ROE*	$429	$5,397	7.9%	10.6%	$634	$5,873	10.8%	14.4%
(1) Net income (loss) comprises net income (loss) attributable to Enstar ordinary shareholders, prior to any non-GAAP adjustments. Opening equity comprises Enstar ordinary shareholders' equity, which is calculated as opening Enstar shareholders' equity less preferred shares ($510 million), prior to any non-GAAP adjustments.
(2) Enstar ordinary shareholders’ equity as of December 31, 2022 has been retrospectively adjusted for the impact of adopting the accounting standard related to accounting for long-duration contracts. Refer to Note 9 to our unaudited condensed consolidated financial statements for further information.
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
*Non-GAAP measure.

Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 84

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The tables below present a reconciliation of RLE to Adjusted RLE*:

	Three Months Ended	As of			Three Months Ended
	September 30, 2024	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2024
	RLE / PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE %	$9	$10,610	$10,518	$10,564	0.1%
Non-GAAP adjustments:
Net loss reserves incurred in the current period	—	(15)	(9)	(12)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	2	96	98	97
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	25	232	253	243
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	—	479	497	488
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	1	30	31	30
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE %*	$37	$11,432	$11,388	$11,410	0.3%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.

	Three Months Ended	As of			Three Months Ended
	September 30, 2023	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2023
	RLE / PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE %	$15	$12,155	$12,939	$12,547	0.1%
Non-GAAP adjustments:
Net loss reserves incurred in the current period	—	(15)	(11)	(13)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	4	112	116	114
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	12	292	312	302
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	—	533	550	542
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	1	33	34	33
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE %*	$32	$13,110	$13,940	$13,525	0.2%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 85

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

	Nine Months Ended	As of			Nine Months Ended
	September 30, 2024	September 30, 2024	December 31, 2023	September 30, 2024	September 30, 2024
	RLE / PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE/Annualized RLE	$95	$10,610	$11,585	$11,098	0.9%
Non-GAAP adjustments:
Net loss reserves - current period	—	(15)	—	(8)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	11	96	107	102
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	17	232	246	239
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	—	479	527	503
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	3	30	33	32
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE/Annualized Adjusted RLE*	$126	$11,432	$12,498	$11,966	1.1%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.

	Nine Months Ended	As of			Nine Months Ended
	September 30, 2023	September 30, 2023	December 31, 2022	September 30, 2023	September 30, 2023
	RLE / PPD	Net loss reserves	Net loss reserves	Average Net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE/Annualized RLE	$35	$12,155	$12,011	$12,083	0.3%
Non-GAAP adjustments:
Net loss reserves - current period	—	(15)	—	(8)
Legacy Underwriting	—	—	(139)	(69)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	13	112	124	118
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	24	292	294	293
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	2	533	572	553
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	2	33	35	34
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE/Annualized Adjusted RLE*	$76	$13,110	$12,897	$13,004	0.6%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 86

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The tables below present a reconciliation of our Annualized TIR to our Annualized Adjusted TIR*:

	Three Months Ended
	September 30,
	2024			2023
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$134	$29	$163	$128	$15	$143
Net realized gains (losses)
Fixed maturities, AFS	17	—	17	(12)	—	(12)
Net realized gains (losses)	17	—	17	(12)	—	(12)
Fair value changes
Fixed maturities, trading	38	—	38	(22)	—	(22)
Funds held	61	—	61	(46)	—	(46)
Equity securities	—	26	26	—	17	17
Other investments	—	93	93	—	68	68
Investment derivatives	—	11	11	—	1	1
Fair value changes	99	130	229	(68)	86	18
Loss from equity method investments	—	(16)	(16)	—	(3)	(3)
Other comprehensive income:
Unrealized gains (losses) on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	116	—	116	(63)	—	(63)
TIR ($)	$366	$143	$509	$(15)	$98	$83

Non-GAAP adjustments:
Net realized (gains) losses on fixed maturities, AFS and fair value changes in trading and funds held - directly managed	(116)	—	(116)	80	—	80
Net unrealized (gains) losses on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	(116)	—	(116)	63	—	63
Adjusted TIR ($)*	$134	$143	$277	$128	$98	$226

Total investments	$11,586	$5,235	$16,821	$12,783	$4,927	$17,710
Cash and cash equivalents, including restricted cash and cash equivalents	1,036	—	1,036	884	—	884
Total investable assets	$12,622	$5,235	$17,857	$13,667	$4,927	$18,594

Average aggregate invested assets, at fair value (1)	12,513	5,202	17,715	14,085	4,866	18,951
Annualized TIR % (2)	11.7%	11.0%	11.5%	(0.4)%	8.1%	1.8%
Non-GAAP adjustment:
Net unrealized losses on fixed maturities, AFS included within AOCI and fair value changes on fixed maturities, trading and funds held - directly managed	487	—	487	1,222	—	1,222
Adjusted investable assets*	$13,109	$5,235	$18,344	$14,889	$4,927	$19,816

Adjusted average aggregate invested assets, at fair value* (3)	$13,158	$5,202	$18,360	$15,223	$4,866	$20,089
Annualized adjusted TIR %* (4)	4.1%	11.0%	6.0%	3.4%	8.1%	4.5%
Annualized income from fixed income assets (5)	580	—	580	536	—	536
Average aggregate fixed income assets, at cost (5)(6)	13,143	—	13,143	15,201	—	15,201
Annualized Investment book yield (7)	4.41%	—%	4.41%	3.53%	—%	3.53%
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
*Non-GAAP measure.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 87

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$410	$68	$478	$409	$62	$471
Net realized gains (losses)
Fixed maturities, AFS	2	—	2	(55)	—	(55)
Net realized gains (losses)	2	—	2	(55)	—	(55)
Fair value changes
Fixed maturities, trading	8	—	8	(24)	—	(24)
Funds held	46	—	46	(49)	—	(49)
Equity securities	—	98	98	—	109	109
Other investments	—	238	238	—	180	180
Investment derivatives	—	10	10	—	6	6
Fair value changes	54	346	400	(73)	295	222
(Loss) income from equity method investments	—	(29)	(29)	—	22	22
Other comprehensive income:
Unrealized gains on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	107	—	107	2	—	2
TIR ($)	$573	$385	$958	$283	$379	$662

Non-GAAP adjustments:
Net realized (gains) losses on fixed maturities, AFS and fair value changes in trading and funds held - directly managed	(56)	—	(56)	128	—	128
Net unrealized gains on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	(107)	—	(107)	(2)	—	(2)
Adjusted TIR ($)*	$410	$385	$795	$409	$379	$788

Total investments	$11,586	$5,235	$16,821	$12,783	$4,927	$17,710
Cash and cash equivalents, including restricted cash and cash equivalents	1,036	—	1,036	884	—	884
Total investable assets	$12,622	$5,235	$17,857	$13,667	$4,927	$18,594

Average aggregate invested assets, at fair value (1)	12,774	5,094	17,868	13,782	4,902	18,684
Annualized TIR % (2)	6.0%	10.1%	7.1%	2.7%	10.3%	4.7%
Non-GAAP adjustment:
Net unrealized losses on fixed maturities, AFS included within AOCI and fair value changes on fixed maturities, trading and funds held - directly managed	487	—	487	1,222	—	1,222
Adjusted investable assets*	$13,109	$5,235	$18,344	$14,889	$4,927	$19,816

Adjusted average aggregate invested assets, at fair value* (3)	$13,475	$5,094	$18,569	$15,053	$4,902	$19,955
Annualized adjusted TIR %* (4)	4.1%	10.1%	5.7%	3.6%	10.3%	5.3%
Annualized income from fixed income assets (5)	585	—	585	564	—	564
Average aggregate fixed income assets, at cost (5)(6)	13,456	—	13,456	15,101	—	15,101
Annualized Investment book yield (7)	4.35%	—%	4.35%	3.73%	—%	3.73%
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
(6) These amounts are a four period average of the amounts disclosed in our first and second quarterly and our annual U.S. GAAP consolidated financial statements.
(7) Annualized investment book yield % is calculated by dividing the annualized income from fixed income assets by average aggregate fixed income assets, at cost.
*Non-GAAP measure.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 88

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment

Results of Operations by Segment - For the Three and Nine Months Ended September 30, 2024 and 2023

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
The following is a discussion of our results of operations by segment.
Run-off Segment

The following is a discussion and analysis of the results of operations for our Run-off segment.

	Three Months Ended			Nine Months Ended
	September 30,		$ Change	September 30,		$ Change
	2024	2023		2024	2023
	(in millions of U.S. dollars)
REVENUES
Net premiums earned	$11	$14	$(3)	$27	$29	$(2)
Other income:
Reduction in estimates of net ultimate defendant A&E liabilities - prior periods	—	—	—	—	2	(2)
Reduction in estimated future defendant A&E expenses	1	1	—	3	2	1
All other income	4	—	4	8	7	1
Total other income	5	1	4	11	11	—
Total revenues	16	15	1	38	40	(2)

EXPENSES
Net incurred losses and LAE:
Current period	6	5	1	15	18	(3)
Prior periods:
Reduction in estimates of net ultimate losses	(15)	(12)	(3)	(63)	(35)	(28)
Reduction in provisions for ULAE	(21)	(19)	(2)	(60)	(37)	(23)
Total prior periods	(36)	(31)	(5)	(123)	(72)	(51)
Total net incurred losses and LAE	(30)	(26)	(4)	(108)	(54)	(54)
Acquisition costs	4	—	4	6	6	—
Goodwill impairment	63	—	63	63	—	63
General and administrative expenses	49	44	5	139	130	9
Total expenses	86	18	68	100	82	18

SEGMENT NET LOSS	$(70)	$(3)	$(67)	$(62)	$(42)	$(20)
Overall Results
Three Months Ended September 30, 2024 versus 2023: Net loss from our Run-off segment was $70 million compared to a net loss of $3 million in the comparative quarter, primarily due to:
•Goodwill impairment of $63 million for the three months ended September 30, 2024 as referenced above; partially offset by
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 89

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Run-off Segment

•A $5 million increase in favorable PPD in the current quarter, mainly driven by a $3 million increase in the reduction in estimates of net ultimate losses. The primary drivers within the respective periods consisted of the following:
◦During the third quarter of 2024, we recognized favorable development on our workers’ compensation and professional indemnity/directors and officers lines of business of $22 million and $19 million, respectively, driven by favorable claims experience. The results were partially offset by adverse development on our general casualty and asbestos lines of business of $7 million, and $6 million, respectively, as a result of adverse claims experience.
◦In comparison, during the third quarter of 2023, we recognized favorable development on our workers’ compensation, property, marine, aviation and transit lines of business of $24 million, $17 million, and $13 million, respectively, as a result of claims experience. The results were partially offset by adverse development on our general casualty line of business of $41 million, primarily due to a small number of large losses across several portfolios, particularly on excess business.
Nine Months Ended September 30, 2024 versus 2023: Net loss from our Run-off segment was $62 million compared to net loss of $42 million in the comparative period, primarily due to:
•Goodwill impairment of $63 million for the period as referenced above; partially offset by
•A $51 million increase in favorable PPD, mainly driven by a $28 million increase in the reduction in estimates of net ultimate losses and a $23 million increase in the release of ULAE provisions relative to the comparative period. The primary drivers within the respective periods consisted of the following:
◦The prior period reduction in estimates of net ultimate losses was primarily driven by favorable development across multiple lines of business. We recognized $60 million, $26 million and $21 million of favorable development on our professional indemnity/ directors and officers, workers’ compensation and construction defect lines of business, respectively, as a result of claims experience, as well as $19 million of favorable development on our asbestos line of business resulting from favorable resolution of asbestos liabilities through claim actions. This was partially offset by adverse development on our general casualty line of business of $24 million driven by claims experience and adverse development on our environmental line of business of $25 million due to results from actuarial reviews during the period.
◦In comparison, during the nine months ended September 30, 2023, the prior period reduction in estimates of net ultimate losses of $35 million was driven by net favorable development across multiple lines of business. We recognized favorable development on our workers’ compensation, property, and professional indemnity/ directors and officers lines of business as a result of $44 million, $16 million and $10 million respectively, as a result of claims experience. The results were partially offset by $37 million of adverse development in our general casualty line of business, primarily due to a small number of large losses across several portfolios, particularly on excess business.
◦The favorable reductions in provisions for ULAE for the nine months ended September 30, 2024 and 2023 were driven by corresponding reductions in loss reserves and the associated estimated cost of managing such liabilities. The reduction in provisions for ULAE for the nine months ended September 30, 2023 was partially offset by an increase of $21 million as a result of assuming active claims control on a 2022 LPT agreement with Argo.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 90

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

Investments Segment

The following is a discussion and analysis of the results of operations for our Investments segment.

	Three Months Ended			Nine Months Ended
	September 30,		$ Change	September 30,		$ Change
	2024	2023		2024	2023
	(in millions of U.S. dollars)
REVENUES
Net investment income:
Fixed maturities	$137	$120	$17	$416	$396	$20
Cash and restricted cash	8	14	(6)	23	27	(4)
Other investments, including equities	29	15	14	68	62	6
Less: Investment expenses	(11)	(6)	(5)	(29)	(14)	(15)
Total net investment income	163	143	20	478	471	7
Net realized gains (losses):
Fixed maturities	17	(12)	29	2	(55)	57
Total net realized gains (losses)	17	(12)	29	2	(55)	57
Fair value changes in:
Fixed maturities, trading and funds held	99	(68)	167	54	(73)	127
Other investments, including equities	130	86	44	346	295	51
Total fair value changes in trading securities, funds held and other investments	229	18	211	400	222	178
Total revenues	409	149	260	880	638	242

EXPENSES
General and administrative expenses	9	12	(3)	29	33	(4)
Total expenses	9	12	(3)	29	33	(4)

(Loss) income from equity method investments	(16)	(3)	(13)	(29)	22	(51)

SEGMENT NET INCOME	$384	$134	$250	$822	$627	$195
Overall Results
Three Months Ended September 30, 2024 versus 2023: Net income from our Investments segment was $384 million for the three months ended September 30, 2024 compared to $134 million for the three months ended September 30, 2023. The increase of $250 million was primarily due to:
•an increase in the aggregate of net realized gains (losses) and gains from fair value changes in fixed maturities, trading and funds held of $196 million, primarily as a result of decreases in interest rates across U.S., U.K. and European markets in the current period, compared to increases in interest rates in the comparative quarter;
•an increase in the gain from fair value changes in other investments, including equities of $44 million, primarily driven by a favorable variance in relation to an embedded derivative related to the assets supporting one of our LPT portfolios and increases in the gains from our hedge funds, publicly traded equities and infrastructure funds. This is partially offset by losses from CLO equities; and
•an increase in our net investment income of $20 million due to an increase of net investment income on our fixed maturities as a result of a higher book yield, an increase in the income earned from funds held assets and an increase in dividend income earned on our privately held equities, partially offset by an increase in investment expenses primarily due to increased performance fees.

Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 91

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

Nine Months Ended September 30, 2024 versus 2023: Net income from our Investments segment was $822 million for the nine months ended September 30, 2024 compared to $627 million for the nine months ended September 30, 2023. The increase of $195 million was primarily due to:
•an increase in the aggregate of net realized gains (losses) and gains from fair value changes in fixed maturities, trading and funds held of $184 million, as a result of decreases in U.S. interest rates during the nine months ended September 30, 2024 compared to increases in interest rates in the comparative period;
•an increase in the gain on fair value changes from other investments, including equities of $51 million, primarily driven by our privately held equities, hedge funds fixed income funds, private equity funds and infrastructure funds relative to the comparative period, partially offset by decreased gains on publicly traded equities, CLO equities, private debt, real estate funds and an unfavorable variance in the fair value change of an embedded derivative related to the assets supporting on of our LPTs; and
•an increase in our net investment income of $7 million, due to an increase of net investment income on our fixed maturities as a result of a higher book yield and an increase of net investment income on our other investments as a result of an increased allocation to private credit funds, partially offset by higher investment expenses primarily due to increased performance fees. This is partially offset by;
•a loss from equity method investments of $29 million for the current period compared to income of $22 million in the comparative period as a result of increased losses on our investment in Monument Re, partially offset by an increase in income on our investment in Core Specialty.
Total Investments
Fixed maturities
The tables below present the fair value, duration, and credit rating of our fixed maturities in our Run-off segment:

	September 30, 2024				December 31, 2023
	Fair Value	%	Duration (years) (1)	Credit Rating (1)	Fair Value	%	Duration (years) (1)	Credit Rating (1)
	(in millions of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS
U.S. government & agency	$444	5.0%	4.4	AA+	$326	3.4%	4.5	AA+
U.K. government	52	0.6%	10.8	A+	72	0.8%	10.3	A+
Other government	408	4.6%	4.7	AA	391	4.1%	5.0	AA
Corporate	3,781	42.3%	5.3	A-	4,131	43.5%	5.4	A-
Municipal	119	1.3%	7.0	AA-	142	1.5%	7.6	AA-
Residential mortgage-backed	446	5.0%	5.1	AA	487	5.1%	5.2	AA
Commercial mortgage-backed	859	9.6%	1.4	AA-	841	8.9%	1.6	AA-
Asset-backed	851	9.5%	1.4	A-	884	9.3%	1.0	A
Total - Fixed maturity and short-term investments, trading and AFS	6,960	77.9%	4.3	A	7,274	76.6%	4.5	A
Fixed maturities included in funds held - directly managed	1,973	22.1%	4.2	A	2,216	23.4%	4.3	A
	$8,933	100.0%	4.3	A	$9,490	100.0%	4.4	A
(1) The average duration and average credit ratings calculation includes short-term investments, fixed maturities and the fixed maturities within our funds held-directly managed portfolios.
The overall decrease in our fixed maturities of $557 million when comparing September 30, 2024 to December 31, 2023 was primarily driven by the impact of net paid losses, partially offset by investment income and fair value changes.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 92

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

Other investments, including equities
The tables below present the composition of our other investments, including equities:

	September 30, 2024	December 31, 2023
	(in millions of U.S. dollars)
Equities
Privately held equities	$392	$344
Publicly traded equities	305	275
Exchange-traded funds	74	82
Warrant and others	16	—
Total	$787	$701

Other investments
Private equity funds	$1,840	$1,617
Private credit funds	819	625
Hedge funds	476	491
Fixed income funds	410	605
Real estate fund	383	269
CLO equity funds	162	182
CLO equities	50	60
Equity funds	5	4
Total	$4,145	$3,853
Our equities increased by $86 million and other investments increased by $292 million from December 31, 2023 to September 30, 2024, primarily due to fair value changes and the funding of various non-core asset strategies, in line with our strategic asset allocation.
Equity Method Investments
Refer to the table below for a summary of our equity method investments, which does not include those investments we have elected to measure under the fair value option:

	As of		Three Months Ended	Nine Months Ended	As of		Three Months Ended	Nine Months Ended
	September 30, 2024		September 30, 2024		December 31, 2023		September 30, 2023
	Ownership %	Carrying Value	Income (loss) from Equity Method Investments		Ownership %	Carrying Value	Income (loss) from Equity Method Investments
	(in millions of U.S. dollars)
Citco (1)	—%	$—	$—	$—	—%	$—	$1	4
Monument Re (2)	24.6%	22	(26)	(72)	20.0%	95	(4)	—
Core Specialty	19.5%	269	10	44	19.9%	225	—	18
Positive Physicians Holdings, Inc	27.0%	12	—	(1)	27.0%	14	—	—
		$303	$(16)	$(29)		$334	$(3)	$22
(1) Prior to the sale of our entire equity interest in Citco during the fourth quarter of 2023, we owned 31.9% of the ordinary shares in HH CITCO Holdings Limited which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco.
(2) As of September 30, 2024, we owned 24.6% of the common shares in Monument Re. We converted all of our preferred shares in Monument Midco to common shares in Monument Re on January 2, 2024. As of December 31, 2023, we owned 20.0% of the common shares in Monument Re as well as preferred shares in Monument Midco which had fixed dividend yields (where declared) and whose balances were included in the Investment amount.

Carrying Value
The carrying value of our equity method investments decreased from December 31, 2023 primarily due to $29 million in loss from equity method investments for the nine months ended September 30, 2024.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 93

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

(Loss) Income from Equity Method Investments
Three Months Ended September 30, 2024 and 2023:
In the current quarter, there was a loss from equity method investments of $16 million compared to a loss of $3 million for the comparative quarter. The increase was primarily due to an increase in the loss from our investment in Monument Re of $22 million relative to the comparative quarter, partially offset by an increase in the income from our investment in Core Specialty of $10 million.
Nine Months Ended September 30, 2024 and 2023:
In the nine months of 2024, there was a loss from equity method investments of $29 million compared to income of $22 million for the comparative period. The variance was primarily due to a $72 million loss in Monument Re in the current period, partially offset by an increase in our income of $26 million from our investment in Core Specialty relative to the comparative period.

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
Overall Results
Nine Months Ended September 30, 2023: Net income from our Assumed Life segment of $276 million for the nine months ended September 30, 2023 was primarily due to the net gain recognized on the completion of the novation of the Enhanzed Re reinsurance of a closed block of life annuity policies.
The $275 million gain calculated as of the completion date of the novation, prior to noncontrolling interests, was comprised of three components:
•the reclassification benefit to income of $363 million from AOCI related to the settlement of the novated liabilities (in accordance with our adoption of the accounting standard relating to accounting for long-duration contracts, the discount rate assumption for our long-duration liabilities was required to be periodically adjusted for changes in interest rates, which had the effect of reducing our future policyholder benefit liabilities and increasing the net assets transferred in the novation);
•the loss of $39 million on the carrying value of the net assets of $133 million as of the closing date of the transaction in exchange for cash consideration of $94 million (as noted above, the retrospective adoption of the accounting standard relating to accounting for long-duration contracts resulted in an increase in net assets which gave rise to the transactional loss prior to our realization of the $363 million reclassification benefit); and
•a deferral of a portion of the net gain, $49 million, to account for our preexisting 20% ownership interest in Monument Re, calculated from the total gain of $324 million less Allianz’s 24.9% interest equal to $81 million (the deferred gain will be amortized over the expected settlement period for the life annuity policies to account).
Our net income attributable to Enstar was further reduced by $81 million, the amount attributable to Allianz’s 24.9% noncontrolling interest in Enhanzed Re at the time of the transaction. This amount has been recorded within our “Corporate and other activities”.
For the nine months ended September 30, 2023 net income attributable to Enstar from this novation transaction was $195 million.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 94

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Legacy Underwriting Segment

Legacy Underwriting Segment

The former Legacy Underwriting segment previously consisted of direct underwriting activities.
Overall Results
Nine Months Ended September 30, 2023:
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
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 95

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Corporate and other

Corporate and other

The following is a discussion and analysis of our results of operations for our Corporate and other activities.

	Three Months Ended			Nine Months Ended
	September 30,		$ Change	September 30,		$ Change
	2024	2023		2024	2023
	(in millions of U.S. dollars)
REVENUES
Other income:
Amortization of fair value adjustments (1)	$(6)	$(5)	$(1)	$(14)	$(11)	$(3)
All other income	4	1	3	5	4	1
Total revenues	(2)	(4)	2	(9)	(7)	(2)

EXPENSES
Net incurred losses and LAE - prior periods:
Amortization of fair value adjustments	2	4	(2)	11	13	(2)
Changes in fair value - fair value option (2)	25	12	13	17	24	(7)
Total net incurred losses and LAE - prior periods	27	16	11	28	37	(9)
Amortization of net deferred charge assets	27	34	(7)	86	75	11
General and administrative expenses	52	35	17	127	102	25
Total expenses	106	85	21	241	214	27

Interest expense	(22)	(22)	—	(67)	(67)	—
Net foreign exchange (losses) gains	(23)	23	(46)	(15)	24	(39)
Income tax benefit (expense)	—	7	(7)	(3)	12	(15)
Net income attributable to noncontrolling interests	(4)	(4)	—	(5)	(99)	94
Dividends on preferred shares	(9)	(9)	—	(27)	(27)	—

NET LOSS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(166)	$(94)	$(72)	$(367)	$(378)	$11
(1) Amortization of fair value adjustments relates to the acquisition of DCo and Morse TEC.
(2) Comprises the discount rate and risk margin components.
Overall Results
Three Months Ended September 30, 2024 versus 2023: Net loss attributable to Enstar ordinary shareholders from our Corporate and other activities increased by $72 million from $94 million in the comparative quarter to $166 million for the three months ended September 30, 2024, primarily due to:
•an increase in general and administrative expenses of $17 million primarily driven by higher salaries and benefits expenses due to a share-based compensation settlement of a departing executive, inflation and other staff related costs as well as higher legal fees;
•changes in the fair value of the 2017 and 2018 portfolios where we elected the fair value option which resulted in a $25 million increase in liabilities in the quarter compared to $12 million in the comparative quarter primarily driven by a larger decrease in U.K. corporate bond yields during the third quarter of 2024 compared to the third quarter of 2023. The corporate bond yields, which form a component of the discount rate used to calculate the fair value of the liabilities, are matched to the original currencies of the underlying loss portfolios, of which GBP is the predominant currency for those portfolios that we have elected to measure at fair value using the fair value option; and
•net foreign exchange losses of $23 million for the three months ended September 30, 2024 were comprised of $19 million of exposures from foreign currency denominated assets and liabilities due to GBP and AUD strengthening against USD, as well as $4 million of losses on our non-designated foreign currency forward contracts. An offsetting foreign exchange gain of $27 million is recognized in other comprehensive income for exposure from our AFS securities. This is compared to foreign exchange gains of $23 million in the comparative quarter as a result of GBP and EUR weakening against USD.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 96

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Corporate and other

Nine Months Ended September 30, 2024 versus 2023: Net loss attributable to Enstar ordinary shareholders from our Corporate and other activities decreased by $11 million from $378 million in the comparative period to $367 million for the nine months ended September 30, 2024, primarily due to:
•a decrease in the net income attributable to noncontrolling interests of $94 million, which was primarily a result of attributing $81 million of the gain on novation of the Enhanzed Re reinsurance closed block of life annuity policies in the comparative quarter to the then-existing Allianz 24.9% equity interest in Enhanzed Re at the time of the transaction; partially offset by
•net foreign exchange losses of $15 million for the nine months ended September 30, 2024 were comprised of $17 million of exposures from foreign currency denominated assets and liabilities to GBP and AUD strengthening against USD, partially offset by $2 million of gains on our non-designated foreign currency forward contracts. An offsetting foreign exchange gain of $16 million is recognized in other comprehensive income for exposure from our AFS securities. This is compared to net foreign exchange gains of $24 million in the comparative period as a result of GBP and EUR weakening against USD in the period; and
•an increase in general and administrative expenses of $25 million, primarily driven by higher salaries and benefits expenses due to a share-based compensation settlement of a departing executive, inflation and other staff related costs, as well as higher legal fees.

Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 97

Item 2 | Management's Discussion and Analysis | Current Outlook

Current Outlook

Run-off Outlook

Transactions
Refer to Note 3. Significant New Business and Business Acquisitions of our unaudited condensed consolidated financial statements for a summary of significant new business transactions that were signed but not yet closed as of September 30, 2024.
We have also expanded our run-off portfolio to reinsure certain property catastrophe risks written by third-party capital platforms which are funded by Insurance Linked Securities (“ILS”), whereby in July 2024, we closed on a deal to reinsure certain property coverage business written by a third-party capital platform for which Enstar received a premium of $294 million for the portfolio, which marks our first ever deal in ILS and the first solution of its type in this market.
In September 2024, we also entered into a commitment to invest $10 million in an ILS arrangement through a Bermuda based collateralized reinsurer, that will provide reinsurance capacity across a diversified portfolio of casualty programs. As part of the agreement, we earn a commitment fee in exchange for providing an exit option through a novation agreement after a fixed period of time of 7 years to deliver finality to ILS investors.
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
Investment Outlook

We expect global financial markets to remain uncertain for the remainder of 2024 due to the lagged impact of higher interest rates and tighter financial conditions, above-trend inflation, the onset of the US Federal Reserve’s easing cycle, the US Presidential election results and the macroeconomic effects of ongoing geopolitical conflicts and tensions.
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
•For the three months ended September 30, 2024, we held 16.7% of our portfolio, or $3.0 billion, in fixed maturity investments with floating interest rates which, should interest rates remain elevated, would be accretive to future investment book yields. We earned $56 million and $62 million of net investment income from our floating rate investments for the three months ended September 30, 2024 and 2023, respectively, which were generally indexed to LIBOR1 through June 30, 2023 and SOFR thereafter.
•For the nine months ended September 30, 2024, we hold 16.8% of our portfolio, or $3.0 billion, in fixed maturity investments with floating interest rates which, should interest rates remain elevated, would be accretive to future
1 LIBOR was ceased on June 30, 2023 and replaced by the Secured Overnight Financing Rate (“SOFR”).
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 98

Item 2 | Management's Discussion and Analysis | Current Outlook

investment book yields. We earned $174 million and $181 million of net investment income from our floating rate investments for the nine months ended September 30, 2024 and 2023, respectively, which were generally indexed to LIBOR2 through June 30, 2023 and SOFR thereafter.
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
We currently do not intend to sell securities in an unrealized loss position. However, as part of our investment strategy to fund the return of capital to our shareholders, we have agreed to a return of capital of $500 million to our shareholders as part of the total $338 per ordinary share received as part of the Merger Agreement. As a result, it is possible that we may incur a loss from sale of securities in an unrealized loss position. See Note 1 of our unaudited condensed consolidated financial statements for further information on the Merger Agreement.
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
Commencing in 2021, economic inflation rose significantly before peaking in mid-2022 and returning to low single digits in late 2023 and through 2024 to date. During this period our net loss reserves have not been significantly impacted by these inflationary pressures.
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
2 LIBOR was ceased on June 30, 2023 and replaced by the Secured Overnight Financing Rate (“SOFR”).
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 99

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
In response to Pillar II initiatives, the government of Bermuda enacted a 15% corporate income tax in December 2023 that will become effective January 1, 2025. Based on our substantial operations in Bermuda, we expect a meaningful portion of our income will be subject to the Bermuda corporate income tax. However, the Bermuda Corporate income tax is expected to mitigate the impact of Pillar II.
We established a net deferred tax asset of $205 million related to the enactment of the Bermuda CIT in December 2023 pertaining to the Economic Transition Adjustment provision of the Act which provides a benefit using fair values of the Bermuda based entities around the time of enactment that is expected to be offset against future income tax expense. The company is evaluating various corporate actions which may impact our ability to realize our net DTA in Bermuda.
We continue to monitor ongoing developments relating to these new tax regimes.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 100

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Liquidity and Capital Resources

Overview

We aim to generate cash flows from our (re)insurance operations and investments, preserve sufficient capital for future acquisitions and new business, and develop relationships with lenders who provide borrowing capacity at competitive rates.
As of September 30, 2024, we had $572 million of cash and cash equivalents, excluding restricted cash, that supports (re)insurance operations. Included in this amount was $225 million held by our foreign subsidiaries outside of Bermuda.
We closed 2023 with an estimated solvency capital ratio of 195%. Based upon our financial fundamentals and available funding sources, we continue to believe we have access to adequate liquidity and capital resources to meet business requirements under current market conditions and reasonably possible stress scenarios for the foreseeable future. We continuously monitor our liquidity and capital positions and adjust as required by market conditions. The following represent our total capitalization and capitalization attributable to Enstar as of September 30, 2024 and December 31, 2023.

Total Capitalization
$7,932
$1,833
$42
$510
29.5%
23.1%
$5,547
$7,479
$1,831
$113
$510
31.3%
24.5%
$5,025
September 30, 2024
December 31, 2023
Debt and Series D and E Preferred Shares to total capitalization
Debt to total capitalization
Debt obligations
NCI
Series D and E Preferred Shares
Ordinary shareholders' equity

Total capitalization attributable to Enstar excluding NCI was $7.89 billion as of September 30, 2024 and $7.37 billion as of December 31, 2023. Debt and Series D and E preferred shares to total capitalization attributable to Enstar was 29.7% and 31.8% as of September 30, 2024 and December 31, 2023, respectively. Debt to total capitalization attributable to Enstar was 23.2% and 24.9% as of September 30, 2024 and December 31, 2023, respectively.
Under the eligible capital rules of the Bermuda Monetary Authority (“BMA”), our Preferred Shares qualify as Tier 2 capital when considering the Bermuda Solvency Capital Requirements (“BSCR”).
For purposes of the financial covenants in our credit facilities, total debt excludes hybrid capital (defined as our Junior Subordinated Notes) not exceeding 15% of total capital attributable to Enstar. As of September 30, 2024, we were in compliance with the financial covenants in our credit facilities.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 101

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
As of September 30, 2024, we had $800 million of available unutilized capacity under our unsecured revolving credit agreement, which expires in May 2028. We may request additional commitments under the facility up to an aggregate amount of $200 million, which the existing lenders, in their discretion, or new lenders, may provide.
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
Based on existing tax laws, regulations and our current intentions, there were no accruals as of September 30, 2024 for any material withholding taxes on dividends or other distributions.
Merger-related costs
Fees and other expenses that are contingent on the closing of the Merger are estimated to range from $90 million to $105 million for consulting and advisory, legal services and employee related bonuses. Refer to Note 1 of our unaudited condensed consolidated financial statements for further information on the Merger Agreement.

Sources and Uses of Cash

Cash and cash equivalents increased by $206 million during the nine months ended September 30, 2024, which was largely due to cash provided by operating activities of $360 million, partially offset by cash used in investing activities and financing activities of $125 million and $33 million, respectively.
Cash and cash equivalents decreased by $446 million during the nine months ended September 30, 2023, which was largely due to cash used in financing and investing activities of $542 million and $193 million, respectively, partially offset by cash provided by operating activities of $303 million.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 102

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
The following table shows our net cash flows for the nine months ended September 30, 2024 and 2023:

	Analysis of Sources and Uses of Cash
	Nine Months Ended September 30,
	2024	2023	$ Change
	(in millions of U.S. dollars)
Operating Cash Flow Activities
Net paid losses	$(1,785)	$(1,854)	$69
Net cash acquired on completion of acquisitions and new business	654	402	252
Net sales and maturities of trading securities	414	758	(344)
Net investment income received	384	373	11
Cash consideration received for novation	—	94	(94)
Other sources, net	693	530	163
Net cash flows provided by operating activities	360	303	57
Investing Cash Flow Activities
Net sales (purchases) of AFS securities	54	(18)	72
Net purchases of other investments	(200)	(186)	(14)
Proceeds from the sale of equity method investments	20	—	20
Other sources	1	11	(10)
Net cash flows used in investing activities	(125)	(193)	68
Financing Cash Flow Activities
Preferred share dividends	(27)	(27)	—
Share repurchases	—	(340)	340
Acquisition of noncontrolling interest	(6)	(175)	169
Net cash flows used in financing activities	$(33)	$(542)	$509
Analysis of Sources and Uses of Cash
Operating Cash Flow Activities
2024 vs 2023: Cash provided by operating activities of $360 million for the nine months ended September 30, 2024 was driven by cash consideration received on the completion of new reinsurance deals of $654 million, net sales and maturities of trading securities of $414 million, $384 million from receipt of net investment income and other sources of $693 million, which was largely generated by the release of funds held balances to cover net paid claims on certain portfolios, partially offset by net paid losses of $1.79 billion. In comparison, cash provided by operating activities of $303 million for the nine months ended September 30, 2023 was driven by net sales and maturities of trading securities of $758 million and other sources of $530 million, which was largely generated by the release of funds held balances to cover net paid claims on certain portfolios, partially offset by the payment of general and administrative and interest expenses. We also received $402 million of cash as partial consideration for the QBE and RACQ LPTs, net investment income of $373 million and cash consideration for the Enhanzed Re novation of $94 million. These net inflows were partially offset by net paid losses of $1.85 billion.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 103

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Investing Cash Flow Activities
2024 vs 2023: Cash used in investing activities of $125 million for the nine months ended September 30, 2024 was primarily due to net purchases of other investments of $200 million, partially offset by net sales of AFS securities of $54 million and cash proceeds received on the sale of an equity method investment of $20 million. In comparison, cash used in investing activities of $193 million for the nine months ended September 30, 2023 was primarily due to net purchases of fixed maturities, AFS and other investments of $18 million and $186 million, respectively.
Financing Cash Flow Activities
2024 vs 2023: Cash used in financing activities of $33 million for the nine months ended September 30, 2024 was primarily driven by the payment of preferred share dividends of $27 million. In comparison, cash used in financing activities of $542 million for the nine months ended September 30, 2023 was largely driven by share repurchases of $340 million, as a result of our strategic repurchase of our non-voting convertible ordinary shares during the first quarter of 2023, in addition to Enhanzed Re’s repurchase of the entire 24.9% ownership interest Allianz held in Enhanzed Re for $175 million.
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
As of September 30, 2024, to our knowledge, all of our (re)insurance subsidiaries’ capital requirement levels were in excess of the minimum levels required for their respective regulatory jurisdictions.
Our subsidiaries' ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding credit facility agreements and other debt instruments. Variability in ultimate loss payments and collateral amounts required may also result in increased liquidity requirements for our subsidiaries.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 104

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Debt Obligations

We utilize debt financing and loan facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes.
Our debt obligations as of September 30, 2024 and December 31, 2023 were as follows:

Facility	Due Date	September 30, 2024	December 31, 2023
		(in millions of U.S. dollars)
4.95% Senior Notes	May 2029	$497	$496
3.10% Senior Notes	September 2031	496	496
Total Senior Notes		993	992
5.75% Junior Subordinated Notes	August 2040	346	345
5.50% Junior Subordinated Notes	January 2042	494	494
Total Junior Subordinated Notes		840	839
Total debt obligations		$1,833	$1,831
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
The following table presents our credit ratings as of November 12, 2024:

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
Contractual Obligations

Reserves for Losses and LAE
We generally attempt to match the duration of our investment portfolio to the duration of our general liability profile and generally seek to maintain investment portfolios that are shorter or of equivalent duration to the liabilities in order to provide liquidity for the settlement of losses and, where possible, to avoid having to liquidate longer-dated investments. The settlement of liabilities also has the potential to accelerate the natural payout of losses and policyholder benefits, which may require additional liquidity. As of September 30, 2024 and December 31, 2023, the weighted average estimated durations of our Run-off segment gross reserves for losses and LAE were 4.90 and 4.72 years, respectively.
3 For information on risks related to our credit ratings, refer to "Item 1A. Risk Factors - Risks Relating to Liquidity and Capital Resources" and "Item 1A. Risk Factors - Risks Relating to Ownership of our Shares" in our Annual Report on Form 10-K for the year ended December 31, 2023.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 105

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

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
As part of the proposed Merger Agreement as set out in Note 1. Merger Agreement of our unaudited condensed consolidated financial statements, Enstar has agreed to a return of capital of $500 million to our shareholders, as part of the total $338 per ordinary share received.
We have 16,000 Series D Preferred Shares with an aggregate liquidation value of $400 million and 4,400 Series E Preferred Shares with an aggregate liquidation value of $110 million. The dividends on both Series of Preferred Shares are non-cumulative and may be paid quarterly in arrears, only when, as and if declared.
Any payment of ordinary or preferred dividends must be approved by our Board. Our ability to pay ordinary and preferred dividends is subject to certain restrictions.
Off-Balance Sheet Arrangements

As of September 30, 2024, we have entered into certain investment commitments and parental guarantees. We do not believe it is reasonably likely that these arrangements will have a material unplanned current or future effect on our financial condition as they are considered in normal course of business and on-going stress testing.
We also utilize unsecured and secured letters of credit4 (“LOCs”) and a deposit facility.
The following table represents our outstanding unfunded investment commitments and LOCs by duration as of September 30, 2024:

	Short-Term	Long-Term
	Less than 1 Year	More than 1 Year	Total
	(in millions of U.S. dollars)
Investing Activities
Unfunded investment commitments(1)	$301	$1,124	$1,425
Financing Activities
Letters of credit	$—	$1,840	$1,840

(1) Included in unfunded investment commitments, is a commitment we entered into during the nine months ended September 30, 2024 to invest $10 million in an insurance-linked securities (“ILS”) arrangement through a Bermuda-based collateralized reinsurer, determined to be a related party, that will provide reinsurance capacity across a diversified portfolio of casualty programs.

4 Refer to Note 18 to our consolidated financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2023 for further details.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 106

Item 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk. For the nine months ended September 30, 2024, there were no material changes to these market risks or our policies to address these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 107

Part II - Other Information

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 18 to our unaudited condensed consolidated financial statements, which is incorporated herein by reference.
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
•our inability to, among other things, solicit other acquisition proposals, pursue alternative business opportunities, freely issue securities, incur or refinance certain indebtedness, or take certain actions without Parent’s prior approval;
•the proposed Merger and the termination fee of $145 million, that we may be required to pay under certain circumstances if the Merger does not close, may negatively impact the structure, pricing and terms proposed by a third party seeking to acquire or merge with the Company or deter such third party from making a competing acquisition proposal;
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
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 108

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
The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger, including (a) the adoption of the Merger Agreement by the Company’s shareholders, (b) the approval of the Bermuda Monetary Authority pursuant to the Bermuda Exchange Control Act 1972 and the Insurance Act 1978, other additional approvals of certain other insurance regulatory bodies, the expiration, termination or receipt of any approval or clearances applicable to the consummation of the Merger under applicable antitrust laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the receipt of certain additional clearances or approvals of certain other governmental bodies, without the imposition of a Burdensome Condition (as defined in the Merger Agreement); (c) the absence of any order restraining, enjoining or otherwise preventing the Merger or any law that prohibits or makes illegal the consummation of the Merger that remains in effect, (d) the absence of any Specified Debt Event of Default (as defined in the Merger Agreement) and (e) the absence of any Company Material Adverse Effect.
On November 6, 2024, the Company’s shareholders voted in favor of the Merger at a special general meeting of the Company’s shareholders. The waiting period under the HSR Act expired at 11:59 p.m. Eastern Time on September 18, 2024. However, the consummation of the Merger remains subject to the satisfaction of other closing conditions specified in the Merger Agreement, including other regulatory approvals.
Any such remaining required consents and approvals may not be received at all, may not be received in a timely fashion, or may impose conditions on the completion of the Merger. We cannot assure that all of the conditions in the Merger Agreement will be satisfied or waived on a timely basis or at all. If the conditions in the Merger Agreement are not satisfied or waived on a timely basis or at all, or if Parent failed to obtain financing necessary to complete the proposed transaction, we may be unable to complete the Merger in the timeframe or manner currently anticipated or at all.
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
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 109

Part II - Other Information

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
•we have incurred, and expect to continue incurring, significant costs, expenses, and fees for professional services and other Merger-related costs, for which we may receive little or no benefit if the Merger is not completed, and many of these fees and costs will be payable by us even if the Merger is not completed; and
•we may be required, if the Merger Agreement is terminated in certain limited circumstances, to pay a termination fee of $145 million as provided in the Merger Agreement, which would require us to use cash that would have otherwise been available for general corporate purposes or other uses.
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
If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of $145 million. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price of our ordinary shares, depositary shares representing our preferred shares, Senior Notes and Junior Subordinated Notes.
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
Additional information regarding our executive officers and directors and their interests in the proposed Merger is included in the definitive proxy statement on Schedule 14A relating to the proposed Merger filed with the Securities and Exchange Commission on October 11, 2024.
Shareholder litigation could prevent or delay the closing of the Merger or otherwise negatively impact our business, operating results and financial condition.
Litigation relating to the Merger has been and may be filed against the Company and its Board of Directors. Among other remedies, these claimants could seek damages and/or to enjoin the Merger and the other transactions contemplated by the Merger Agreement. The outcome of any litigation is uncertain and any such lawsuits could prevent or delay the completion of the Merger and result in significant costs. The litigation costs, including costs associated with the indemnification of obligations to our directors, and diversion of management’s attention and resources to address the claims in any litigation related to the Merger may adversely affect our business, results of operations, prospects, and financial condition. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our securities, including our ordinary shares, impair our ability to recruit or retain employees, damage our relationships with our clients and business partners, or otherwise harm our operations and financial performance.
The Merger will involve substantial costs and require substantial management resources, which could adversely affect our operating results and financial condition.
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 110

Part II - Other Information

Management and financial resources have been diverted and will continue to be diverted towards the completion of the Merger. We have incurred, and expect to continue to incur substantial costs and expenses relating to, as well as the direction of management resources towards, the Merger. Such costs, fees and expenses include fees and expenses payable to financial advisors, other professional fees and expenses, fees and costs relating to regulatory filings and filings with the SEC and notices and other transaction-related costs, fees and expenses. We expect these costs could have an adverse effect on our operating results. If the Merger is not completed, we will have incurred substantial expenses and expended substantial management resources for which we will have received little or no benefit if the closing of the Merger does not occur.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
There were no ordinary shares acquired by the Company during the three months ended September 30, 2024.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 111

Part II - Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 112

Part II - Other Information

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of July 29, 2024, by and among Enstar Group Limited, Deer Ltd., Deer Merger Sub, Ltd. Elk Bidco Limited, and Elk Merger Sub Limited (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on July 29, 2024).
3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K/A filed on May 2, 2011).
3.2	Sixth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 15, 2021).
3.3	Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 17, 2016).
3.4	Certificate of Designations of 7.00% fixed-to-floating rate perpetual non-cumulative preference shares, Series D (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 27, 2018).
3.5	Certificate of Designations of 7.00% perpetual non-cumulative preference shares, Series E (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 21, 2018).
10.1	Transition Agreement, dated as of July 29, 2024, by and among Ms. Gregory and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 29, 2024).
10.2	Amendment No. 1 to Amended and Restated Revolving Credit Agreement, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 13, 2024).
10.3	Amendment No. 1 to Amended and Restated Letter of Credit Facility Agreement, by and among Enstar Group Limited and certain of its subsidiaries, Cavello Bay Reinsurance Limited, National Australia Bank Limited and each of the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 13, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
_______________________________
*    filed herewith
**    furnished herewith
+    denotes management contract or compensatory arrangement
s    certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request
Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 113

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2024.

ENSTAR GROUP LIMITED

By:	/s/ Matthew Kirk
Matthew Kirk Chief Financial Officer, Authorized Signatory and Principal Financial Officer

By:	/s/ Girish Ramanathan
Girish Ramanathan Chief Accounting Officer and Principal Accounting Officer

Enstar Group Limited | Third Quarter 2024 | Form 10-Q                 114