Form 10-K
period 2024-12-31
Enstar Group LTD
filed 2025-02-27
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery periods pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 28, 2024 was $3.4 billion based on the closing price of $305.70 per ordinary share on the NASDAQ Stock Market on that date. Shares held by officers and directors of the registrant and their affiliated entities have been excluded from this computation. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 26, 2025, the registrant had outstanding 14,885,357 voting ordinary shares, par value $1.00 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2025 annual general meeting of shareholders are incorporated by reference in Part III of this Form 10-K

Enstar Group Limited
Annual Report on Form 10-K
For the Year Ended December 31, 2024

GLOSSARY OF DEFINED TERMS

GLOSSARY OF KEY TERMS

A&E	Asbestos and environmental
Accident year	The annual calendar accounting period in which loss events occurred, regardless of when the losses are actually reported, recorded or paid.
Acquisition costs	Costs that are directly related to the successful efforts of acquiring new insurance contracts or renewing existing insurance contracts, and which principally consist of incremental costs such as: commissions, brokerage expenses, premium taxes and other fees incurred at the time that a contract or policy is issued.
ALAE	Allocated loss adjustment expense
ADC	Adverse development cover – A retrospective reinsurance arrangement that will insure losses in excess of an established reserve and provide protection up to a contractually agreed amount.
Adjusted RLE	Adjusted run-off liability earnings - Non-GAAP financial measure calculated by dividing adjusted prior period development by average adjusted net loss reserves. See “Non-GAAP Financial Measures” in Item 7 for reconciliation.
Adjusted ROE	Adjusted return on equity - Non-GAAP financial measure calculated by dividing adjusted operating income (loss) attributable to Enstar ordinary shareholders by adjusted opening Enstar ordinary shareholders’ equity. See “Non-GAAP Financial Measures” in Item 7 for reconciliation.
Adjusted TIR	Adjusted total investment return - Non-GAAP financial measure calculated by dividing adjusted total investment return by average adjusted total investable assets. See “Non-GAAP Financial Measures” in Item 7 for reconciliation.
AFS	Available-for-sale
AI	Artificial Intelligence
Allianz	Allianz SE
AmTrust	AmTrust Financial Services, Inc.
Annualized	Calculation of the quarterly result or year-to-date result multiplied by four and then divided by the number of quarters elapsed within the applicable year-to-date period.
AOCI (L)	Accumulated other comprehensive income (loss)
APRA	Australian Prudential Regulation Authority
Arden	Arden Reinsurance Company Ltd.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Atrium	Atrium Underwriting Group Limited
AUD	Australian Dollar
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
BVPS	Book value per ordinary share - GAAP financial measure calculated by dividing Enstar ordinary shareholders’ equity by the number of ordinary shares outstanding.
Cavello	Cavello Bay Reinsurance Limited
CISSA	Commercial Insurer's Solvency Self-Assessment
CIT	Corporate Income Tax
Citco	Citco III Limited
CLO	Collateralized loan obligation
Commutation	An agreement that provides for the complete discharge of all obligations between the parties under a particular reinsurance contract for an agreed upon up-front fee.
Core Specialty	Core Specialty Insurance Holdings, Inc.
DAC	Deferred acquisition costs
DCo	DCo, LLC

GLOSSARY OF DEFINED TERMS

Defendant A&E liabilities	Defendant asbestos and environmental liabilities - Non-insurance liabilities relating to amounts for indemnity and defense costs for pending and future claims, as well as amounts for environmental liabilities associated with our properties.
DCA	Deferred charge asset - The amount by which estimated ultimate losses payable exceed the consideration received at the inception of a retroactive reinsurance agreement.
DGL	Deferred gain liability - The amount by which consideration received exceeds estimated ultimate losses payable at the inception of a retroactive reinsurance agreement and that are subsequently amortized over the estimated loss settlement period.
Dowling Funds	Dowling Capital Partners I, L.P. and Capital City Partners LLC
EB Trust	The Enstar Group Limited Employee Benefit Trust
ECR	Enhanced capital requirement
EEA	European Economic Area
EGL	Enstar Group Limited
EMAL	Enstar Managing Agency Limited
Enhanzed Re	Enhanzed Reinsurance Ltd.
Enstar	Enstar Group Limited and its consolidated subsidiaries
Enstar Finance	Enstar Finance LLC
ERM	Enterprise Risk Management
ETA	Economic Transition Adjustment
Exchange Transaction	The exchange of a portion of our indirect interest in Northshore for all of the Trident V Funds’ indirect interest in StarStone U.S.
FAL	Funds at Lloyd's - A deposit in the form of cash, securities, letters of credit or other approved capital instrument that satisfies the capital requirement to support the Lloyd's syndicate underwriting capacity.
FASB	Financial Accounting Standards Board
FCA	U.K. Financial Conduct Authority
FDBVPS	Fully diluted book value per ordinary share - Non-GAAP financial measure calculated by dividing Enstar ordinary shareholders’ equity by the number of ordinary shares outstanding, adjusted for equity awards granted and not yet vested (similar to the calculation of diluted earnings per share). See “Non-GAAP Financial Measures” in Item 7 for reconciliation.
FEO	Forward Exit Option
FVA	Fair value adjustment
Fixed income assets	Short-term investments and fixed maturities classified as trading and AFS, funds held, and cash and cash equivalents, including restricted cash and cash equivalents.
Funds held	The account created with premium due to Enstar pursuant to the reinsurance agreement, the balance of which is credited with investment income and losses paid are deducted. The balance is comprised of funds held - directly managed and funds held by reinsured companies.
Funds held by reinsured companies	Funds held, as described above, where we receive a fixed crediting rate of return or other contractually agreed return on the assets held.
Funds held - directly managed	Funds held, as described above, where we receive the actual underlying investment portfolio return.
Future policyholder benefits	The liability relating to life reinsurance contracts, which are based on the present value of anticipated future cash flows and mortality rates.
Gate or side-pocket	A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights.
GBP	Great British Pound
GDPR	General Data Protection Regulation
Group	Companies of Enstar Group Limited
GSSA	Group Solvency Self-Assessment
Hillhouse Group	Hillhouse Capital Management, Ltd. and Hillhouse Capital Advisors, Ltd.
IAG	Insurance Australia Group

GLOSSARY OF DEFINED TERMS

IBNR	Incurred but not reported - The estimated liability for unreported claims that have been incurred, as well as estimates for the possibility that reported claims may settle for amounts that differ from the established case reserves as well as the potential for closed claims to re-open.
IIR	Income Inclusion Rule
ILS	Insurance Linked Securities
Inigo	Inigo Limited
InRe Fund	InRe Fund, L.P.
Investable assets	The sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held.
JSOP	Joint Share Ownership Program
LAE	Loss adjustment expenses
Lloyd's	This term may refer to either the society of individual and corporate underwriting members that pool and spread risks as members of one or more syndicates, or the Corporation of Lloyd’s, which regulates and provides support services to the Lloyd’s market.
LOC	Letter of credit
LPT	Loss Portfolio Transfer - Retroactive reinsurance transaction in which loss obligations that are already incurred are ceded to a reinsurer, subject to any stipulated limits.
M&A	Merger and acquisition
Merger	The series of mergers contemplated by the Merger Agreement, resulting in Enstar Group Limited surviving the Merger as a wholly-owned subsidiary of the Parent.
Merger Agreement	The Agreement and Plan of Merger that Enstar Group Limited entered into with Parent on July 29, 2024.
MNE	Multinational Enterprise
Monument Re	Monument Re Limited
Morse TEC	Morse TEC LLC
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
NCI	Noncontrolling interests
New business	Material transactions, which generally take the form of reinsurance or direct business transfers, or business acquisitions.
Northshore	Northshore Holdings Limited
Novation	The substitution of a new contract in place of an old one.
OCI	Other comprehensive income
OECD	Organization for Economic Co-operation and Development
OLR	Outstanding loss reserves - Provisions for claims that have been reported and accrued but are unpaid at the balance sheet date.
Other investments	Equities, other investments and equity method investments
Parent	Elk Bidco Limited, an exempted company limited by shares existing under the laws of Bermuda and backed by equity commitments from investment vehicles managed or advised by Sixth Street.
Parent Company	Enstar Group Limited and not any of its consolidated subsidiaries
Policy buy-back	Similar to a commutation, for direct insurance contracts
pp	Percentage point(s)
PPD	Prior period development - Changes to loss estimates recognized in the current calendar year that relate to loss reserves established in previous calendar years.
PRA	U.K. Prudential Regulation Authority
Private equity funds	Investments in limited partnerships and limited liability companies
PSU	Performance share units
QDMTT	Qualified Domestic Minimum Top Tax
Range of outcomes	The range of gross loss and LAE reserves implied by the various methodologies used by each of our (re)insurance subsidiaries.

GLOSSARY OF DEFINED TERMS

RBC	Risk-based capital
Reinsurance to close (RITC)	A business transaction to transfer estimated future liabilities attached to a given year of account of a Lloyd's syndicate into a later year of account of either the same or different Lloyd's syndicate in return for a premium.
Reserves for losses and LAE	Management's best estimate of the ultimate cost of settling losses as of the balance sheet date. This includes OLR and IBNR.
Retroactive reinsurance	Contracts that provide indemnification for losses and LAE with respect to past loss events.
RLE	Run-off liability earnings – GAAP-based financial measure calculated by dividing prior period development by average net loss reserves.
RNCI	Redeemable noncontrolling interests
ROE	Return on equity - GAAP-based financial measure calculated by dividing net income (loss) attributable to Enstar ordinary shareholders by opening Enstar ordinary shareholders’ equity.
RPII	Related Person Insurance Income
Run-off	A line of business that has been classified as discontinued by the insurer that initially underwrote the given risk.
Run-off portfolio	A group of insurance policies classified as run-off.
SCR	Solvency Capital Requirement
SEC	U.S. Securities and Exchange Commission
SGL No. 1	SGL No. 1 Limited
SiriusPoint	SiriusPoint Ltd
SISE	StarStone Insurance SE
Sixth Street	Sixth Street Partners, LLC
SSHL	StarStone Specialty Holdings Limited
StarStone International	StarStone's non-U.S. operations
StarStone U.S.	StarStone U.S. Holdings, Inc. and its subsidiaries
Step Acquisition	The purchase of the entire equity interest of an affiliate of Hillhouse Capital Management Ltd and Hillhouse Capital Advisors, Ltd. in Enhanzed Re
Stone Point	Stone Point Capital LLC
TIR	Total investment return - GAAP financial measure calculated by dividing total investment return, including OCI, for the applicable period by average total investable assets.
Trident V Funds	Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P.
TSA	Transition services agreement
U.K. Regulator	The FCA together with the PRA
U.S. GAAP	Accounting principles generally accepted in the United States of America
ULAE	Unallocated loss adjustment expenses - Loss adjustment expenses relating to run-off costs for the estimated payout of the run-off, such as internal claim management or associated operational support costs.
Unearned premium	The unexpired portion of policy premiums that will be earned over the remaining term of the insurance contract.
UTPR	Under-Taxed Profit Rule
VIE	Variable interest entities
2021 Repurchase Program	An ordinary share repurchase program adopted by our Board of Directors in November 2021, for the purpose of repurchasing a limited number of our ordinary shares, not to exceed $100 million in aggregate. This plan was fully utilized as of April 2022.
2022 Repurchase Program	An ordinary share repurchase program adopted by our Board of Directors in May 2022, which was originally effective through May 5, 2023, for the purpose of repurchasing a limited number of our ordinary shares, not to exceed $200 million in aggregate. On February 23, 2023, our Board of Directors authorized the repurchase of an additional $105 million of our ordinary shares, and extended the effective date through February 23, 2024. This program was terminated on March 23, 2023.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report and the documents incorporated by reference herein contain statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our pending Merger, financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our securities and the reinsurance sectors in general.
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
These forward looking statements should, therefore, be considered in light of various important risk factors, including those set forth in this annual report and the documents incorporated by reference herein, which could cause actual results to differ materially from those suggested by the forward-looking statements. These risk factors include:
•the completion of the Merger on the anticipated terms and timing;
•the satisfaction of conditions to the completion of the Merger, including obtaining required regulatory approvals;
•the risk that our stock price may fluctuate during the pendency of the Merger and may decline if the Merger is not completed;
•potential litigation relating to the Merger that has and could be instituted against us or our directors, managers or officers, including the effects of any outcomes related thereto;
•the risk that disruptions from the Merger (including the ability of certain business partners to terminate or amend contracts upon a change of control) will harm our business, including our current plans and operations;
•our ability to retain and hire key personnel during the pendency of the Merger or following its completion;
•the diversion of management’s time and attention from ordinary course business operations to completion of the Merger and integration matters;
•potential adverse reactions or changes to business relationships resulting from the pendency or completion of the Merger;
•our reduced liquidity due to the significant distributions that we will make to our ordinary shareholders in connection with the Merger and the additional distributions that we expect to make to Parent to fund its obligations under the debt and preferred equity financing incurred by Parent in connection with the completion of the Merger;
•potential business uncertainty, including changes to existing business relationships, during the pendency of the Merger that could affect our financial performance;
•certain restrictions during the pendency of the Merger that may impact our ability to pursue certain business opportunities or strategic transactions;
•the possibility that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•unexpected costs, liabilities or delays associated with the Merger;
•the response of competitors to the Merger;
•the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger;
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
•changes in tax laws or regulations applicable to us or our subsidiaries, including the Bermuda Corporate Income Tax and the Organisation for Economic Cooperation and Development Pillar Two, or the risk that we or one of our non-U.S. subsidiaries become subject to significant, or significantly increased, income taxes in the U.S. or elsewhere;
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
•the risk that outsourced providers could breach their obligations to us, which could adversely affect our business and results of operations;
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

PART I

ITEM 1. BUSINESS

Our Business and Strategy

Enstar is a leading global (re)insurance group that offers innovative capital release solutions through our network of group companies. We seek to create value by managing (re)insurance companies and portfolios of (re)insurance and other liability business in run-off and striving to generate an attractive risk-adjusted return from our investment portfolio. In this report, the terms "Enstar," the “Company," "us," and "we" are used interchangeably to describe Enstar and our subsidiary companies.
On July 29, 2024, Enstar Group Limited ("Enstar") entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Elk Bidco Limited (the “Parent”), an exempted company limited by shares existing under the laws of Bermuda. The Parent is backed by equity commitments from investment vehicles managed or advised by affiliates of Sixth Street Partners, LLC (“Sixth Street”). Pursuant to the Merger Agreement, there will be a series of mergers (collectively, the "Merger") resulting in the Company surviving the Merger as a wholly-owned subsidiary of the Parent. The Merger is expected to close in mid-2025.
As part of our ongoing restructuring efforts to reduce legal entity complexity, improve operational efficiencies, and simplify our governance structure, we have restructured operations and subsidiary companies in several jurisdictions, resulting in a more concentrated global footprint, such that as of December 31, 2024, we had a legal entity and operating presence within six countries.
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
In addition, any difference between consideration received and loss reserves recorded to the balance sheet upon initial recognition of a transaction, is recorded as a deferred charge asset (“DCA”) or deferred gain liability (“DGL”) which is subsequently amortized.1
A run-off portfolio is a group of insurance policies grouped by accident year, line of business and jurisdiction that an insurer that initially underwrote the risks seeks to exit or put into run-off. The facts and circumstances underlying an insurer’s or company's (seller's) decision to exit or put a portfolio into run-off or seek ADC contracts varies. Usually, the portfolios of risks have become inconsistent with the seller’s core competencies, provide unwanted exposure to a particular risk or segment of the market and/or absorb capital that the seller may wish to deploy elsewhere. These portfolios of risks are often associated with potentially large exposures and lengthy time periods before resolution of the last remaining insured claims, resulting in uncertainty to the (re)insurer covering those risks. In other circumstances, a cedant may be pursuing a solution in advance of a merger and acquisition (“M&A”) transaction or an initial public offering, or may be seeking to exit less mature business, sometimes including the current accident year. We have also acquired legacy manufacturing companies with direct exposure to asbestos and environmental liabilities (“defendant A&E liabilities”).
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
Enstar Group Limited | 2024 Form 10-K                  10

ITEM 1 | Business | Our Business

settlement of the liabilities may take many years to complete depending on the underlying risk profile of the business.
By investing the consideration received from our (re)insurance solutions, we generate investment returns that we use to settle the liabilities acquired, fund future transactions, meet our financing and operating obligations and return value to shareholders.
As a result, the traditional (re)insurance underwriting ratios (loss ratios and combined ratios) are not relevant to us. Net earned premiums are not a significant source of revenue and current period net incurred losses and LAE from those premiums are not significant. We use Run-off liability earnings (“RLE”) to measure our success at managing our retroactive reinsurance liabilities and total investment return (“TIR”) to measure our investment returns. Our ability to generate favorable RLE or avoid unfavorable RLE from our management of acquired portfolios can vary. RLE may be recognized within a year of acquiring the new portfolio, or may not appear for many years, if at all. Similarly, our ability to generate positive TIR can be impacted by market risks, including interest rate, credit spread, credit and foreign exchange risks, in addition to the regulatory constraints associated with being a regulated global (re)insurance group.

Acquire New Business

Acquire legacy business from re/insurers and others

Maintain **disciplined** acquisition practices

Manage our **global footprint** in sourcing transactions

Offer LPTs, ADCs, **acquisitions** and other **unique solutions**

Manage Liabilities

Strive to generate RLE

Manage claims professionally, expeditiously and cost effectively

Commute assumed reinsurance liabilities and ceded reinsurance contracts

Enstar Run-off Business Model

Redeploy Capital

Profits released from the underlying regulated entities can be redeployed into the business to **fund future transactions** and are used to meet financing obligations

Manage Investments

Strive to generate net investment returns on our assets

Manage our core fixed income assets with goal of prudently providing current income while facilitating the **prompt payment** of claims

Use non-core assets to diversify our overall investment portfolio and **increase our returns** within our investment risk framework

Return Value to Shareholders

With **share repurchases** or **dividends**

Enstar Group Limited | 2024 Form 10-K                  11

ITEM 1 | Business | Our Business

1	Acquire New Business

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

FEOs: In situations where our clients are third-party capital providers and desire finality on a collateralized reinsurance contract written via a sidecar or other fully collateralized vehicle, we offer a Forward Exit Option (“FEO”) solution whereby investors in such vehicles will have the option to transfer the reserve risk associated with their investment to us. The solution provides finality and liquidity to these investors at a date in the future, thus allowing them to better manage their investment horizons. We wrote our first Forward Exit Option contract in 2024. This is a new venture and not expected to be a material component of new business for some time.

Acquisitions: Where our clients or potential clients want to dispose of a company in run-off, we may purchase the company. Such a transaction is beneficial to the seller because it enables them to monetize their investment in that company.

Pricing

We evaluate each opportunity presented by carefully reviewing and analyzing the portfolio’s or company’s risk exposures, claim practices, capital and reserve requirements and outstanding claims. This initial analysis allows us to determine whether the opportunity aligns with our strategy and targeted return thresholds.
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
Enstar Group Limited | 2024 Form 10-K                  12

ITEM 1 | Business | Our Business

This premium is generally lower than the undiscounted estimated ultimate losses payable at inception due to the time value of money, in recognition that we will earn an investment return on the assets which support the future payment of insurance claims.
Acquisitions: In order to price the acquisition of a company in run-off, we estimate the fair value of assets and liabilities acquired based on actuarial analyses and our views of the exposures assumed.
The fair value of the company may be lower than its book value based upon the risks assumed, the time value of money as applied to its liabilities and the value to the seller of no longer having to manage the company.

2	Manage Liabilities

Non-Life Run-off

There is a period over which the reserve liabilities associated with LPTs, ADCs, acquisitions and other similar transactions are extinguished, as described below:
•At take-on: upon integrating the LPT, ADC or company we record our best estimate of the value of loss reserves. We then implement our plan to manage the book and its exposures that we gathered during the course of the acquisition process.
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
Claims Oversight on Portfolios without Claims Control: On some of the more structured reinsurance transactions where claims control has been retained by the original cedants, we have developed bespoke oversight, reporting and monitoring programs. These programs are specific to the individual transactions and involve utilizing our in-house subject matter claims experts to work with the original cedants who can leverage our expertise and experience. As we have seen a shift towards more reinsurance transactions without claims control, our oversight programs have given us greater insights into the development of the risks that we have assumed and have also added benefits to our cedants in giving them more access to our expertise in claims management.
Commutations and Policy Buybacks: Where possible, we negotiate with third-party (re)insureds to commute their (re)insurance agreements (sometimes called policy buybacks for direct insurance) for an agreed upon up-front payment by us.
Commutations and policy buybacks provide us with an opportunity to exit exposures to certain policies and (re)insureds generally at a discount to the ultimate liability. Commutations can reduce the duration, administrative
Enstar Group Limited | 2024 Form 10-K                  13

ITEM 1 | Business | Our Business

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
Generating RLE: When we have contractual claims management rights, our strategy is to obtain claims resolutions and settlements on the actual and potentially valid claims within each portfolio quickly, where feasible, to avoid lengthy and continuing defense costs. When claims control has been retained by the cedant, we develop oversight programs to monitor the business and provide our partners with the opportunity to leverage our expertise and experience. If we are successful in settling claims or otherwise manage the expected value of the losses for less than our carried reserves, we recognize favorable prior period development within our net incurred loss and loss adjustment expenses. Similarly, we may experience adverse development on the carried reserves if the projected costs of claims exceeds our estimates. We include the net development as a component of our performance, which we refer to as RLE.
We aim to generate positive RLE by drawing on in-house expertise and trusted third-party relationships to close claims efficiently, paying valid claims on a timely basis, and relying on policy terms and exclusions where applicable, and litigation when necessary, to defend against paying invalid claims.
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
Enstar Group Limited | 2024 Form 10-K                  14

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
Our non-core assets, or other investments, include equities, equity method investments, hedge funds, fixed income funds, private equity funds, private credit funds, equity funds, collateralized loan obligation (“CLO”) equity funds, CLO equities, and real estate funds.

Investable Assets
(in billions of U.S. dollars)
$18.0
$5.3
$12.7
$18.2
$4.9
$13.4
2024
2023
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
Non-Core Asset Strategy: Our goal with our non-core assets investment portfolio is to provide diversification and increased return. Our non-core assets typically include below-investment grade fixed income securities and bank loans, public equity securities, hedge funds, private equity funds, fixed income funds, CLO equities, real estate funds, private credit funds and equity method investments.

The allocation and composition of our non-core assets may vary, depending on risk appetite, current market conditions and the assessment of relative value between asset classes.
We believe our non-core investments provide diversification in our overall investment portfolio, because generally they have low correlation with our fixed income assets, thereby providing an opportunity for improved risk-adjusted rates of return while minimizing downside risk over the long-term. The returns of our non-core investments may be volatile, and we may experience significant fair value changes in a particular quarter or year. Regulatory, rating agency, our internal risk appetite and other factors may limit our capacity to hold non-core assets.
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
Enstar Group Limited | 2024 Form 10-K                  15

ITEM 1 | Business | Our Business

4	Redeploy Capital and Return Value to Shareholders

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
The legacy market has seen several new entrants in the last decade, largely driven by the investment of significant alternative capital. This has led to increased competition in the overall market and increased pressure on deal pricing which has manifested recently as certain of our competitors have signaled a full exit from the overall legacy market. According to global run-off deal data published by PwC, 13 different acquirers completed run-off transactions in 2024 versus 12 in 2023.
Despite the exit of companies from the legacy market, the acquisition and management of companies and portfolios in run-off continues to be competitive and is driven by several factors, including proposed acquisition prices, operational reputation and financial resources including new capital and alternative forms of capital entering the markets.
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
Enstar Group Limited | 2024 Form 10-K                  16

ITEM 1 | Business | Competition

Our Organization

Segments2
Effective January 1, 2024, our business is organized into two reportable segments: (i) Run-off and (ii) Investments. Our previous Assumed Life and Legacy Underwriting reportable segments were determined to no longer meet the definition of reportable segments as they no longer engage in any active business activities following the series of commutation and novation transactions in Enhanzed Reinsurance, Ltd. (“Enhanzed Re”) and the settlement of the arrangements between SGL No 1. and Arden and Atrium.
The Run-off segment consists of our acquired property and casualty and other (re)insurance business, while the Investments segment consists of our investment activities and the performance of our investment portfolio.
The former Assumed Life segment consisted of life and catastrophe business that we assumed via the 2022 acquisition of the controlling interest in Enhanzed Re, while the former Legacy Underwriting segment consisted of businesses that we exited via the sale of the majority of our interest. We present the results of these former segments in the periods that they were relevant in our financial statements.
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
Major Operating Subsidiaries
Our (re)insurance business is regulated and requires licenses to operate in each relevant jurisdiction. Our major operating insurance subsidiaries and their regulatory domiciles are listed below:

Regulated Company	Jurisdiction	% of Net Liability for Losses and LAE as of December 31, 2024

Clarendon National Insurance Company	United States	8%
Fletcher Reinsurance Company
Yosemite Insurance Company
Cavello Bay Reinsurance Limited	Bermuda	84%
Fitzwilliam Insurance Limited
SGL No.1 Limited	United Kingdom	8%
Mercantile Indemnity Company Limited
River Thames Insurance Company Limited
Gordian Runoff Limited	Other	—%
StarStone Insurance SE
		100%

2 For further information on our reportable segments, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations by Segment” and Note 5 to our consolidated financial statements.
Enstar Group Limited | 2024 Form 10-K                  17

ITEM 1 | Business | Human Capital Resources

Human Capital Resources

As of December 31, 2024, we had 790 employees, as compared to 805 employees as of December 31, 2023.
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
In addition, strengthening our succession planning is a key priority for us across all levels. We have made a significant investment in establishing and developing programs for managers, functional heads and group executives designed to enhance leadership and management capabilities across our senior management team. For example, in 2024 we supported a cohort of new managers through a program designed to help participants become skilled performance coaches, driving greater accountability for delivering enhanced individual goals and team outcomes. The program has been highly successful and a new cohort is planned for 2025. We also offer programs to group and regional executives and other potential successors throughout the organization.

Diversity, Equity and Inclusion
We understand the importance of diversity in our work force and our diversity, equity and inclusion (“DE&I”) vision is to create a diverse and inclusive workplace, where everyone feels that they belong and where diversity is celebrated. Over the past year we continued to increase our focus on DE&I, which included:
•Continuing to progress our DE&I strategic framework, which covers the following five pillars: People Practices; Inclusive Procurement and Supplier Diversity; Access and Accessibility; Communication Events and Community Engagement; and Data and Insights. This strategic framework guides our objectives and informs the initiatives we have undertaken.
•Establishing two more Employee Resource Groups (“ERGs”) for our staff which brings our total ERGs to five, focusing on themes that link to the demographic of our workforce: Parents and Carers, Mental Health, Women in the Finance Industry and, new this year, Ethnicity and Cultural Heritage and Inclusivity. The ERGs bring together employees from across the business and create a space where individuals feel comfortable to share their ideas and experiences. We also solicit feedback from these groups when developing future DE&I initiatives.
•Launching our Talent Acquisition Gender Diversity Framework to provide hiring managers with guidance and recommendations on best practice to ensure their recruitment processes and practices are gender inclusive. The guidance focuses on practical advice throughout the recruitment process and as an outcome, the hiring of women has significantly improved, whereby half of all our hires in 2024 were women.
•Hosting our 2024 summer global internship program for the third consecutive year following the success of the inaugural program in 2022, by welcoming a talented and diverse group of individuals across three of our offices in Bermuda, the U.S. and the U.K. to undertake a mix of industry training, departmental expertise and personal development activities.
To measure our progress, we use a variety of human capital measures in managing our business, including workforce demographics and diversity metrics. We continue to build and expand on the range of metrics we produce as we continue to work towards the achievement of our DE&I vision.
Enstar Group Limited | 2024 Form 10-K                  18

ITEM 1 | Business | Human Capital Resources

As of December 31, 2024, our global gender metrics were as follows:
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
•Physical: our benefits coverage includes a range of centrally provided and individually tailored health-related insurance packages, alongside a number of additional benefits and initiatives. For example, we provide access to a wellbeing platform that offers a range of benefits and tools and hosts Enstar’s health initiatives and challenges, such as our Global Step Challenge, which was held for the third consecutive year. We also offer an Enstar Wellness allowance, enabling an annual reimbursement of expenses that support mental or physical wellness, and various other provisions including annual health assessments.
•Financial: during 2024 we delivered a range of initiatives to address the challenging economic marketplace, including an Employee Financial Assistance Program, which provided interest-free employee loans, and the provision of a supplemental Economic Hardship Payment to those employees most vulnerable to the impact of inflationary pressures.
Our employee engagement, diversity and inclusion results are a clear indication of our efforts and successes in managing and supporting our employees. For the past four years our rating index has been in the upper quartile of the financial services benchmark, resulting in Enstar being awarded the People Insight ‘Outstanding Place to Work 2024’ award for the third consecutive year.
Enstar Group Limited | 2024 Form 10-K                  19

ITEM 1 | Business | Enterprise Risk Management

Enterprise Risk Management

Effective Enterprise Risk Management (“ERM”) and oversight is a priority for our management and Boards of Directors (both at the parent company and subsidiary levels). We aim to ensure that we have a comprehensive ERM Framework to identify, assess, treat, monitor and report on risks that affect the achievement of our strategic, operational and financial objectives.

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
Risk Management Strategy

The Group’s Risk Management Strategy has been designed to help meet our core objectives, which is to:
•engage in highly disciplined and risk-based, acquisition, management and (re)insurance practices across a diverse portfolio of loss reserves;
•seek investment risk where it is adequately rewarded;
•maintain loss reserving risk in line with risk appetite;
•minimize capital, liquidity, credit, operational and regulatory risks; and
•promote the consideration of Environmental (specifically, climate change effects), Social and Governance (“ESG”) risks in strategies, business planning and other operational processes.
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
Risk Appetite

The Risk Appetite Framework in place at both the Group and its regulated subsidiaries monitors risk taking throughout the business by linking business strategy and planning with available capital and risk. It is designed to protect the Group and its subsidiaries from unacceptable levels of loss, compliance failures and/or adverse reputational impacts and support the wider strategic decision-making process.
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
Accountability for the implementation, monitoring and oversight of our risk appetite is aligned with individual corporate executives and monitored and maintained by the Risk Management Function. Risk tolerance levels are monitored and deviations from pre-established levels are reported in order to facilitate responsive action. On a quarterly basis, risk tolerances are reported by the assigned first line business owner to Risk Management who collate, review and provide challenge and aggregate tolerances. Individual tolerances are rated ‘Red’, ‘Amber’ or ‘Green’ relative to pre-defined thresholds. Where deviation from ‘Green’ is identified, remediation plans are required
Enstar Group Limited | 2024 Form 10-K                  20

ITEM 1 | Business | Enterprise Risk Management

to reduce risk exposure within approved thresholds. As determined by the Board or Risk Committee, the Risk Appetite Framework and tolerance(s) may be reviewed/updated outside of the annual review cycle in the event of a material change in risk profile, system of governance, regulatory or operating environment, market or macroeconomic conditions, and/or any other material change.
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
Risk Ownership, Accountability and Assurance

We maintain the Three Lines Model (Management, Risk & Compliance and Internal Audit) to delineate accountabilities and establish a ‘check and balance’ management of risks across the Group. This allows for clear ownership and accountability of risks, and independent assurance that these have been considered appropriately via our Internal Audit Function. This also allows for a clear assignment of risk management responsibilities across all Group activities and helps communicate the approach to risk management throughout the organization.
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
Entity Level Management

At the operating subsidiary level, risks relating to our individual (re)insurance subsidiaries are also overseen by the subsidiary boards of directors, risk committees and other committees, and Regional Executive and management teams, consistent with applicable regulatory requirements and our overall ERM Framework that is embedded at local levels and throughout the business.
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

Enstar Group Limited | 2024 Form 10-K                  21

ITEM 1 | Business | Regulation

Regulation

Overview

The business of (re)insurance is regulated in most countries, although the degree and type of regulation varies from one jurisdiction to another. Our operations are located in Bermuda, the United Kingdom, the United States, Australia, Liechtenstein and Belgium. We are subject to extensive regulation under the applicable statutes in these countries. In addition, the Bermuda Monetary Authority (“BMA”) acts as group supervisor of our Group.
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
Bermuda Operations

BMA Insurance Regulation
The Insurance Act 1978 of Bermuda and related regulations, as amended (together, the "Insurance Act"), regulate the (re)insurance business of our operating subsidiaries in Bermuda. The Insurance Act imposes certain solvency and liquidity standards, and auditing and reporting requirements. The Insurance Act also grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of (re)insurance companies.
Significant requirements pertaining to our regulated Bermuda subsidiaries vary depending on the class in which our company is registered, but generally include the appointment of a principal representative in Bermuda, the
Enstar Group Limited | 2024 Form 10-K                  22

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
Our regulated Bermuda subsidiaries must also comply with a minimum liquidity ratio and minimum solvency margin. The minimum liquidity ratio requires that the value of relevant assets must not be less than 75% of the amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and LAE or premiums. Each of our regulated Bermuda-domiciled insurers is also subject to an ECR determined pursuant to a risk-based capital measure and is required to file a Commercial Insurer’s Solvency Self-Assessment (“CISSA”), and a financial condition report with the BMA. As of December 31, 2024, each of our Bermuda-based (re)insurance subsidiaries exceeded its respective minimum solvency and liquidity requirements.
Each of our regulated Bermuda subsidiaries would be prohibited from declaring or paying any dividends if it were in breach of its minimum solvency margin or liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, each of our regulated Bermuda subsidiaries is prohibited, without the prior approval of the BMA, from reducing its total statutory capital by 15% or more or from reducing its total statutory capital and surplus by 25% or more as set out in its previous year’s statutory financial statements. Our Bermuda (re)insurance companies that are in run-off are required to seek BMA approval for any dividends or distributions.
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
Our U.K.-based insurance subsidiaries are required to maintain adequate financial resources in accordance with the requirements of the U.K. Regulator. The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company. As of December 31, 2024, each of our U.K.-based insurance subsidiaries maintained capital in excess of the minimum capital resources requirements.
The Solvency II framework sets out requirements on capital adequacy and risk management for insurers. To the extent that Solvency II was already adopted by U.K. legislation, it remains in force post-Brexit. Insurers must comply with a Solvency Capital Requirement ("SCR"), which is calculated using either the Solvency II standard formula or a bespoke internal model. Our non-Lloyd's U.K. companies use the standard formula. Having consulted on changes to the application of the Solvency II framework in the U.K., the U.K. Regulator’s proposed changes have been implemented in line with expectations. In particular: (i) the proposed amendments to the Solvency II risk margin took effect on December 1, 2023; (ii) the amendments to the Solvency II matching adjustment took effect on June 30, 2024; and (iii) the remainder of the U.K. Regulator’s proposals took effect on December 31, 2024.
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
Enstar Group Limited | 2024 Form 10-K                  23

ITEM 1 | Business | Regulation

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
U.S.

Our U.S. (re)insurance subsidiaries are subject to extensive governmental regulation and supervision by the states in which they are domiciled, licensed and/or eligible to conduct business. We currently have wholly-owned subsidiary U.S. insurers and reinsurers domiciled in Texas, Missouri and Oklahoma and minority owned affiliates in Pennsylvania, Delaware, New Jersey, Illinois, Indiana, and Texas.
Our U.S. insurers are generally required to maintain minimum levels of solvency and liquidity as determined by law, and to comply with risk-based capital requirements and licensing rules. Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of regulatory action. If any of our U.S. insurers were to have risk-based capital levels that are below required levels, they would be subject to increased regulatory scrutiny and control by their domestic and possibly other insurance regulators. As of December 31, 2024, all of our U.S. insurers exceeded their required levels of risk-based capital.
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
Enstar Group Limited | 2024 Form 10-K                  24

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
APRA also prescribes prudential standards on remuneration, governance and recovery and exit planning. Our Australian regulated insurance entity is compliant with these requirements. Additional requirements in 2025 include a new prudential standard effective July 1, 2025 regarding operational risk, aimed at strengthening resilience to operational risks and disruptions. Additionally, the Financial Accountability Regime will come into effect on March 15, 2025. This significant piece of legislation will be jointly administered by APRA and the Australian Securities and Investment Commission. The legislation imposes a strengthened responsibility and accountability framework for entities in the financial services industries and their directors and senior executives. It has been designed to improve the risk and governance cultures of Australia’s financial institutions.
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
Enstar Group Limited | 2024 Form 10-K                  25

ITEM 1 | Business | Regulation

Europe

We have subsidiaries in Belgium, as well as StarStone Insurance SE ("SISE"), a Liechtenstein-based company that is regulated by the Financial Markets Authority. Our insurance subsidiaries and branches in European jurisdictions are regulated in their respective home countries. As of January 1, 2023, the U.K. branch of SISE is also regulated by the U.K. Regulator following the expiration of the applicable Brexit transitional provisions. The application of the Solvency II framework across such European jurisdictions generally results in a uniform approach to regulation. Typically, such regulation is for the protection of policyholders and ceding insurance companies rather than shareholders. Regulatory authorities generally have broad supervisory and administrative powers over such matters as licenses, standards of solvency including minimum capital and surplus requirements, investments, reporting requirements relating to capital structure, ownership, financial condition and general business operations, special reporting and prior approval requirements with respect to certain transactions among affiliates, reserves for unpaid losses and LAE, reinsurance, dividends and other distributions to shareholders, periodic examinations and annual and other report filings.

Available Information About Enstar

Our website is https://www.enstargroup.com. We make available free of charge, through our Investor Relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the U.S. Securities and Exchange Commission (the "SEC").
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are also available on the SEC’s website at https://www.sec.gov.
In addition, various policies and guidelines, including our Code of Conduct and the governing charters for the Audit, Compensation, Executive, Investment, Nominating and Governance and Risk Committees of our Board of Directors are available free of charge through our Corporate Governance section of our website.
The information contained on our website is not included as a part of, or incorporated by reference into, this filing.
Enstar Group Limited | 2024 Form 10-K                  26

ITEM 1A. | Risk Factors

ITEM 1A. RISK FACTORS

Risks Factors Summary

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
Risks Relating to the Proposed Merger
•While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, results of operations and business.
•The Merger may not be completed within the intended timeframe, or at all, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition, and the market price of our ordinary shares, depositary shares representing our preferred shares, Senior Notes and Junior Subordinated Notes.
•Our executive officers and directors may have interests in the proposed Merger that are different from, or in addition to, those of our shareholders generally.
•Shareholder litigation could prevent or delay the closing of the Merger or otherwise negatively impact our business, operating results and financial condition.
•The Merger will involve substantial costs and require substantial management resources, which could adversely affect our operating results and financial condition.
•Holders of the depositary shares representing our preferred shares who receive newly issued preferred shares of the surviving company cannot be sure of the value of the new preferred shares that they will receive as a result of the Merger, and an active trading market for the newly issued preferred shares does not exist and may not develop.
•We expect to make significant cash distributions in connection with the closing of the Merger and following the Merger to fund certain obligations of Parent.
•Following the Merger, the interests of our controlling shareholders may conflict with your interests.
Risks Relating to our Run-off Business
•Inadequate loss reserves could reduce our net income and capital surplus, which could have a materially adverse impact on our results of operations and financial condition.
•We may not be able to sustain our growth through acquisitions.
•We may not be able to realize the anticipated benefits of acquisition of new business, which may result in underperformance relative to our expectations and have a material adverse effect on our business, financial condition or results of operations.
•Climate change may have an adverse impact on the returns from our run-off business as well as our investments, which could have an adverse effect on our results of operations or financial condition.
Risks Relating to Taxation
•U.S. tax reform legislation, various international tax transparency and economic substance initiatives, and possible future tax reform legislation and regulations could materially affect us and our shareholders.
•Bermuda Corporate Income Tax and future guidance could materially impact us.
Enstar Group Limited | 2024 Form 10-K                  27

ITEM 1A. | Risk Factors

•We might incur unexpected U.S., U.K., Australia, or other tax liabilities if companies in our group that are incorporated outside those jurisdictions are determined to be carrying on a trade or business in such jurisdictions.
•U.S. persons who own our ordinary shares might become subject to adverse U.S. tax consequences as a result of "related person insurance income," if any, of our non-U.S. insurance company subsidiaries.
Risks Relating to Liquidity and Capital Resources
•The amount of statutory capital that we must hold to meet regulatory requirements and maintain our credit ratings can vary significantly and is sensitive to several factors.
•We may require additional capital liquidity in the future that may not be available or may only be available on unfavorable terms.
•Our reinsurance subsidiaries are often required to provide collateral to ceding companies pursuant to their reinsurance contracts. Their ability to conduct business could be significantly and negatively affected if they are unable to do so or if any letters of credit posted as collateral cannot be renewed or are drawn upon by a ceding company.
•Reinsurers may not satisfy their obligations to our reinsurance subsidiaries, which could result in significant losses or liquidity issues for us.
•We are dependent on the ability of our subsidiaries to distribute funds to us.
•Fluctuations in currency exchange rates may cause us to experience losses.
Risks Relating to our Investments
•The value of our investment portfolios and the investment income that we receive from these portfolios may decline materially as a result of market fluctuations and economic conditions.
•Our investments in alternative investments, strategic investments in joint ventures and/or entities accounted for using the equity method may be illiquid and volatile in terms of value and returns.
•The valuation of our investments may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our financial condition or results of operations.
•The nature of our liquidity demands and the structure of our investment portfolios may adversely affect the performance of our investment portfolio and financial results, as well as our investing flexibility.
Risks Relating to Laws and Regulation
•Insurance laws and regulations can restrict our ability to operate, and any failure to comply with these laws and regulations, or any investigations, inquiries or demands by government authorities, may have a material adverse effect on our business.
•Our business is subject to laws and regulations relating to sanctions and foreign corrupt practices, the violation of which could adversely affect our financial condition and results of operations.
Risks Relating to our Operations
•We are dependent on our executive officers, directors and other key personnel and the loss of any of these individuals could adversely affect our business.
•Some of our directors, large shareholders and their affiliates have interests and/or other involvement with entities that can create conflicts of interest through related party transactions.
•Cybersecurity events or other difficulties with our information technology systems could disrupt our business, result in the loss of critical and confidential information, increased costs, and adversely impact our reputation and results of operations.
•If outsourced providers such as third-party administrators, investment managers or other service providers were to breach their obligations to us, our business and results of operations could be adversely affected.
Enstar Group Limited | 2024 Form 10-K                  28

ITEM 1A. | Risk Factors

Risks Relating to Ownership of our Shares
•The market price for our securities may experience volatility, which could cause a potential loss of value to our investors, and our ordinary shares are thinly traded, so the market value of our ordinary shares may decline if large numbers of shares are sold.
•A few significant shareholders may influence or control the direction of our business. If the ownership of our ordinary shares continues to be highly concentrated, it may limit the ability of other shareholders to influence significant corporate decisions.
•Some aspects of our corporate structure and certain regulatory limitations may discourage third-party takeovers and other transactions or prevent the removal of our Board and management.
•Bermuda Law differs from the laws in effect in the United States. Shareholders who own our shares may have more difficulty protecting their interests than shareholders of a U.S. corporation.
•Certain regulatory and other constraints may limit our ability to pay dividends on our securities, and dividends on our preferred shares are non-cumulative.
•Our ordinary and preferred shares are subordinate to our existing and future indebtedness and our ordinary shares rank junior to our outstanding preferred shares.
•There is no limitation on our issuance of securities that rank equally with or senior to the preferred shares.
•The voting rights of holders of our preferred shares and, in turn, the depositary shares representing our preferred shares are limited.
•We have no obligation to maintain any listing of the depositary shares representing our outstanding preferred shares.
•We have no obligation to maintain any listing of the depositary shares representing our outstanding preferred shares.
•Our preferred shares are subject to our rights of redemption.

Risks Relating to the Proposed Merger

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
The Merger Agreement was unanimously approved by the Company’s Board of Directors and has also been approved by our shareholders.
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
Enstar Group Limited | 2024 Form 10-K                  29

ITEM 1A. | Risk Factors

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
•any litigation relating to the Merger and the costs related thereto; and
•the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger.
Even if successfully completed, there are certain risks to our shareholders from the Merger, including:
•we may experience a departure of employees prior to, or shortly after, the closing of the Merger;
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
The Merger Agreement contains a number of conditions that still must be satisfied or waived prior to the completion of the Merger, including (a) the approval of the Bermuda Monetary Authority pursuant to the Bermuda Exchange Control Act 1972 and the Insurance Act 1978, other additional approvals of certain other insurance regulatory bodies, without the imposition of a Burdensome Condition (as defined in the Merger Agreement), (b) the absence of any order restraining, enjoining or otherwise preventing the Merger or any law that prohibits or makes illegal the consummation of the Merger that remains in effect, (c) the absence of any Specified Debt Event of Default (as defined in the Merger Agreement) and (d) the absence of any Company Material Adverse Effect.
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
Enstar Group Limited | 2024 Form 10-K                  30

ITEM 1A. | Risk Factors

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
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business; and
•we have incurred, and expect to continue incurring, significant costs, expenses, and fees for professional services and other Merger-related costs, for which we may receive little or no benefit if the Merger is not completed, and many of these fees and costs will be payable by us even if the Merger is not completed.
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
Our executive officers and directors may have interests in the proposed Merger that are different from the interests of our shareholders generally, including, among others, the acceleration of the vesting of equity awards and receipt of change in control or other severance payments in connection with the proposed Merger, continued indemnification and insurance, potentially continued service to the combined company and potentially the reinvestment of certain individuals in the private company (including our Chief Executive Officer). These interests, among others, may influence, or appear to influence, our executive officers and directors and cause them to view the Merger differently from how our shareholders generally may view it.
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
Enstar Group Limited | 2024 Form 10-K                  31

ITEM 1A. | Risk Factors

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
We expect to make significant cash distributions in connection with the closing of the Merger and following the Merger to fund certain obligations of Parent.
We expect to make significant cash distributions in connection with the Merger. At the closing of the Merger, we expect to return capital of approximately $500 million in cash to our shareholders as part of the Merger consideration. Also, in connection with the Merger, Parent will enter into a $950 million term loan facility. Although we will not be a guarantor or otherwise obligated for any amounts due under such term loan facility, we expect that Parent will seek to repay a significant portion of the facility at or following the closing of the Merger (and in any event prior to its maturity) with distributions from us.
Following the Merger, the interests of our controlling shareholders may conflict with your interests.
Following the completion of the Merger, Parent will own all of our ordinary shares. The interests of Parent as an equity holder may conflict with the interests of holders of our depositary shares representing our preferred shares and holders of our Senior Notes and Junior Subordinated Notes. Parent may have an incentive to increase the value of its investment or cause us to distribute funds at the expense of our financial condition and liquidity position, subject to regulatory restrictions and the restrictions in our debt agreements. In addition, Parent will have the power to elect a majority of our board of directors and appoint new officers and management and, therefore, effectively could control many other major decisions regarding our operations, including incurring additional debt and increasing our leverage. Furthermore, Parent and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Parent may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
Risks Relating to our Run-off Business

Inadequate loss reserves could reduce our net income and capital surplus, which could have a materially adverse impact on our results of operations and financial condition.
We are required to maintain a best estimate of reserves to cover the estimated ultimate liability for losses and LAE for both reported and unreported incurred claims. As of December 31, 2024, gross reserves for losses and LAE reported on our balance sheet were $11.4 billion. The process of establishing these reserves includes a significant level of judgment. As a result, these reserves are only estimates of what we expect the settlement and administration of claims will be based on facts and circumstances known to us, as well as actuarial methodologies, historical industry loss ratio experience, loss development patterns, estimates of future trends and developments
Enstar Group Limited | 2024 Form 10-K                  32

ITEM 1A. | Risk Factors

and other variable factors such as inflation. For example, while we monitor and adjust our reserves for the expected impact of inflation, the inherent uncertainties and inherent judgments that surround the estimation process make it so that we cannot be certain that our ultimate losses will not exceed our recorded estimates of losses and LAE.
We cannot be certain that ultimate losses will not exceed our recorded estimates of losses and LAE because of the uncertainties and inherent judgements that surround the estimation process (which are discussed in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Losses and Loss Adjustment Expenses"). As a result, actual losses and LAE paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements due to legal, judicial, social or other factors. If we determine that our reserves are insufficient to cover our estimate of actual losses and LAE, we would have to increase our reserves and incur a charge to our earnings in the period of such determination. Such a charge could be material and would reduce our net income and capital and surplus. Further, our success is dependent upon our ability to accurately assess the reserves associated with our existing businesses and the business that we will acquire in the future.
In our Run-off business, loss reserves include A&E liabilities of $1.8 billion as of December 31, 2024. We also hold defendant liabilities associated with personal injury A&E claims from acquired companies with legacy manufacturing businesses. As of December 31, 2024, defendant A&E liabilities reported on our balance sheet were $545 million. Ultimate values for A&E claims cannot be estimated using traditional reserving techniques, and there are significant uncertainties in estimating losses for these claims. Factors contributing to the uncertainty include long waiting periods, reporting delays and difficulties identifying contamination sources and allocating damage liability. Developed case law and adequate claim history do not always exist for A&E claims, and changes in the legal and tort environment affect the development of such claims.
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
We pursue growth through financially beneficial acquisitions of companies and portfolios of (re)insurance business (which are discussed in more detail in "Item 1. Business - Acquire New Business"). Because the execution of our claims management strategies and associated payments are intended to result in the reduction of our loss reserves and LAE over time, we must continually acquire an adequate amount of run-off business that aligns with our strategic objectives to grow liabilities and assets under management. However, the acquisition of suitable run-off business is highly competitive and driven by many factors, including but not limited to, proposed acquisition price, reputation, collateral arrangements, financial and operational resources to support the integration and remaining in good standing with relevant regulatory bodies. Despite the recent exit of certain of our competitors from the legacy market, the market remains competitive, and as a result there can be no guarantee we will be able to consummate acquisition transactions at acceptable prices and on acceptable terms, or at all, which could hinder our future growth.
The evaluation and negotiation of potential acquisitions of new business can be complex and costly and requires substantial management resources. Once we have signed a definitive agreement to acquire a portfolio or company, conditions to closing, such as obtaining regulatory or shareholder approvals, must be met prior to completing the acquisition. These and other closing conditions may not be satisfied, or may cause a material delay in the anticipated timing of closing. Such a failure or delay could result in significant expense, diversion of time and resources, reputational damage, litigation and a failure to realize the anticipated benefits of an acquisition, all of which could materially adversely impact our business, financial condition and results of operations.
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
Enstar Group Limited | 2024 Form 10-K                  33

ITEM 1A. | Risk Factors

We may not be able to realize the anticipated benefits of acquisition of new business, which may result in underperformance relative to our expectations and have a material adverse effect on our business, financial condition or results of operations.
To achieve positive operating results from an acquisition, we must first price the new business on favorable terms relative to the risks posed, and then we must successfully onboard and manage the acquired reserves and investments. Unlike traditional insurers and reinsurers, our companies and loss portfolios no longer underwrite new policies or collect underwriting premiums, and their stated provisions for losses and LAE may not be sufficient to cover future losses and the cost of run-off. Failure to successfully manage such reserves, including by effectively managing claims, collecting from insurers or reinsurers, controlling expenses and generating positive investment returns in line with our pricing assumptions, could result in us having to cover losses sustained with capital, which could materially and adversely impact our ability to grow our business and may result in material losses.
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
•pre-existing third-party relationships that cannot be changed without incurring significant costs;
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
Enstar Group Limited | 2024 Form 10-K                  34

ITEM 1A. | Risk Factors

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
The U.K. government has released draft legislation to implement the UTPR in 2025 and has implemented an IIR and a QDMTT that was effective for 2024. Additionally, we have subsidiaries in Australia and Belgium, which are both jurisdictions that have enacted Pillar II legislation.
How Pillar II impacts our operations will depend on how these rules are ultimately transposed into the local legislation of countries we operate in. An exception to the UTPR rules provides that a group is exempt from the UTPR for a period of five years where a group operates in six or fewer jurisdictions in addition to having tangible assets below a certain threshold. Due to ongoing legal entity and governance rationalization projects that have been underway over several years, we operate in six jurisdictions as of December 31, 2024.
We qualify for the UTPR exceptions enacted or to be enacted in the relevant jurisdictions based on the rules available as of January 1, 2025. This exception is tested on an annual basis, and we are monitoring our activities around the globe to ensure we are not operating in more than six jurisdictions; however, there remains a risk that a tax authority may challenge this position or that legislation is amended or enacted in a manner that alters our qualification for this exception. If this position were successfully challenged then we would no longer qualify for the Bermuda CIT or UTPR exemptions and therefore be subject to income tax at a higher rate.
Bermuda Corporate Income Tax and future guidance could materially impact us.
We are currently not subject to tax in Bermuda under the Exempted Undertakings Tax Protection Act of 1996. However, in December 2023, the Bermuda government enacted the Corporate Income Tax Act of 2023 (“Bermuda CIT”). The Bermuda Corporate Income Tax (“CIT”) imposes a 15% corporate income tax on certain multinational companies earning income in Bermuda, which started on January 1, 2025.
As the result of legal entity and governance rationalization projects, we expect to qualify for the five-year exemption of the Bermuda CIT. Therefore, we do not anticipate a tax liability under the Bermuda CIT until at least 2030. The application of this exception to the Bermuda CIT is tested on an annual basis, and failure to comply in any given year until 2030 will result in the loss of this exemption. The application on this exception requires, amongst other items, that we operate in six or fewer jurisdictions (in corporate or branch form). As of December 31, 2024, we operate in six jurisdictions, and are monitoring our activities around the globe to ensure we are not operating in more than six jurisdictions.
In parallel to our exemption of the Bermuda CIT, we established a deferred tax asset calculated pursuant to an Economic Transition Adjustment (“ETA”) as defined under the CIT, which provides a benefit by allowing Bermuda-
Enstar Group Limited | 2024 Form 10-K                  35

ITEM 1A. | Risk Factors

based entities to measure the difference of their tax basis to the fair value basis around the time of enactment. Enstar expects the value of the DTA to be impacted by the five-year exemption of the Bermuda CIT.
Additionally, the OECD has recently issued guidance to exclude the impact of the Bermuda ETA in the global tax calculation that determines the application of other Pillar II rules. Accordingly, it is expected that after 2030 we could be subject to the UTPR in other jurisdictions to the extent of the reduction in Bermuda taxes from continued ETA deductions in Bermuda and if countries for which we operate have enacted UTPR provisions.
We might incur unexpected U.S., U.K., Australia, or other tax liabilities if companies in our group that are incorporated outside those jurisdictions are determined to be carrying on a trade or business in such jurisdictions.
A number of our subsidiaries are companies formed under the laws of Bermuda or other jurisdictions that either do not impose income taxes or impose an income tax at a rate meaningfully lower than other jurisdictions that we operate in. We expect that these companies will only be subject to corporate income tax liabilities arising from their operations within the jurisdictions where they are organized, but this expectation could prove incorrect. Because the operations of these companies generally involve, or relate to, the insurance or reinsurance of risks that arise in higher tax jurisdictions, such as the United States, the United Kingdom and Australia, it is possible that the taxing authorities in those jurisdictions may assert that the activities of one or more of these companies creates a sufficient nexus in that jurisdiction to subject the company to income tax in such jurisdiction. There are uncertainties in how the relevant rules apply to insurance businesses, and in our eligibility for favorable treatment under applicable tax treaties. As Enstar is relying on presence-based rules to defer its tax liability in Bermuda and under the UPTR until 2030, there is a heightened risk of challenge from foreign tax authorities to Enstar’s jurisdictional footprint. Accordingly, it is possible that we could incur additional income tax expense, which could adversely impact our net income.
U.S. persons who own our ordinary shares might become subject to adverse U.S. tax consequences as a result of "related person insurance income," if any, of our non-U.S. insurance company subsidiaries.
For any of our wholly-owned non-U.S. insurance company subsidiaries, if (1) U.S. persons are treated as owning 25% or more of our shares, (2) the related person insurance income ("RPII") of that subsidiary were to equal or exceed 20% of its gross insurance income in any taxable year, and (3) direct or indirect insureds of that subsidiary (and persons related to such insureds) own (or are treated as owning) 20% or more of the voting power or value of our shares, then a U.S. person who owns our shares directly, or indirectly through non-U.S. entities, on the last day of the taxable year would be required to include in income for U.S. federal income tax purposes that person's pro rata share of the RPII of such a non-U.S. insurance company for the entire taxable year, whether or not any such amounts are actually distributed. Proposed regulations put forth by the United States Department of Treasury and Internal Revenue Service in January 2022 may change some of the ownership thresholds needed to qualify into RPII. Accordingly, it is possible that a direct or indirect United States shareholder could be required to include amounts in its income in respect to RPII in any taxable year if the proposed regulations are finalized in their current form. We believe that these proposed changes would not affect the gross income threshold described above. Comments submitted to these proposed regulations requested changes to the proposed regulations to ask that structures such as Enstar's not be subject to these rules. These regulations generally are proposed to apply for tax years beginning after the date the regulations are finalized. As of December 31, 2024 the proposed regulations had not been finalized, and whether they will be finalized as proposed remains unclear.

Risks Relating to Liquidity and Capital Resources

The amount of statutory capital that we must hold to meet regulatory requirements and maintain our credit ratings can vary significantly and is sensitive to several factors.
Statutory capital requirements for our insurance subsidiaries are prescribed by the applicable insurance regulators in the jurisdictions in which we operate. Insurance regulators have established risk-based capital adequacy measures, such as the Bermuda Solvency Capital Requirement ("BSCR") in Bermuda and the Solvency II regime in the European Union and United Kingdom, which provide minimum solvency and liquidity requirements for insurance companies. The amount of capital that we and/or our insurance subsidiaries are required to hold may increase or decrease depending on a variety of factors including the amount of statutory income or losses generated by our insurance subsidiaries (which is sensitive to equity market and credit market conditions), the amount of statutory capital needed to support future growth through acquisitions, changes in the market value of investments, the
Enstar Group Limited | 2024 Form 10-K                  36

ITEM 1A. | Risk Factors

deterioration of market conditions due to global events, changes in interest rates and foreign currency exchange rates, as well as changes to the relevant regulatory capital adequacy measures and frameworks.
Our overall liquidity and credit ratings are significantly influenced by the level of statutory capital and surplus in our insurance subsidiaries. If statutory capital requirements increase or if our insurance subsidiaries’ solvency decreases, our subsidiaries would be required to hold more capital and our ability to obtain distributions from these subsidiaries could be limited. If we fail to maintain adequate statutory capital, regulators may restrict our activities and prohibit us and our subsidiaries from completing acquisitions without raising additional capital. Additionally, if our BSCR falls below certain levels, it could trigger counterparty recapture rights and/or additional collateral requirements in certain of our reinsurance agreements.
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
Enstar Group Limited | 2024 Form 10-K                  37

ITEM 1A. | Risk Factors

Our reinsurance subsidiaries are often required to provide collateral to ceding companies pursuant to their reinsurance contracts. Their ability to conduct business could be significantly and negatively affected if they are unable to do so or if any letters of credit posted as collateral cannot be renewed or are drawn upon by a ceding company.
Our reinsurance subsidiaries are often required to post collateral in the form of letters of credit, trust funds or other assets to provide security for their reinsurance obligations and to provide ceding companies with statutory credit for such reinsurance. Additionally, if the market value of assets collateralizing the obligations of our reinsurance subsidiaries are below certain levels specified in the applicable reinsurance contracts (either due to a decline in the market value of the investments and/or a strengthening of the liabilities carried), we may have to "top-up" the trusts accounts with additional assets to maintain the required collateral, which could adversely impact our liquidity and capital. If our reinsurance subsidiaries are unable to post the required collateral or the cost of providing such collateral materially increases, their operations could be significantly and negatively affected, which in turn could limit our ability to complete new reinsurance transactions on favorable terms or at all, which could negatively impact our business, financial condition and results of operations. Depending on multiple factors, our reinsurance subsidiaries may not be able to secure letters of credit to satisfy requirements to post collateral in support of their reinsurance obligations. If our reinsurance subsidiaries cannot post collateral in the form of letters of credit, then our reinsurance subsidiaries will have to post substitute collateral in the form of trust funds or other assets, limiting our ability to invest (and consequently reducing investment income from) such assets and constraining our liquidity, which could negatively impact our business, financial condition and results of operations. In addition, if the beneficiary of any letter of credit draws funds against the letter of credit, we would be obligated to immediately reimburse the bank that issued the letter of credit the amount of such drawn funds, which could increase our indebtedness and negatively affect our liquidity and financial condition.
Reinsurers may not satisfy their obligations to our reinsurance subsidiaries, which could result in significant losses or liquidity issues for us.
Our reinsurance subsidiaries are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve our subsidiaries of their liability to the underlying insured. Reinsurance companies may be negatively impacted or downgraded during difficult financial and economic conditions. In addition, reinsurers may be unwilling to pay our subsidiaries even though they are able to do so, or disputes may arise regarding payment obligations. The failure of one or more of our subsidiaries’ reinsurers to honor their obligations in a timely fashion may affect our cash flows and liquidity, reduce our net income or cause us to incur a significant loss. Disputes with our reinsurers may also result in unforeseen expenses relating to litigation or arbitration proceedings including awards of bad faith. A reinsurer’s inability or unwillingness to honor its obligations may negate the intended risk-reducing impact of our reinsurance.
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
We maintain a portion of our investments, insurance liabilities and insurance assets denominated in currencies other than U.S. dollars. Consequently, we and our subsidiaries may experience foreign exchange losses in the event of failures in our underlying hedging program, which could adversely affect our results of operations. Our reporting currency in our consolidated financial statements is U.S. dollars, therefore, fluctuations in exchange rates
Enstar Group Limited | 2024 Form 10-K                  38

ITEM 1A. | Risk Factors

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
Any perceived decrease in credit quality may cause credit spreads to widen, all else being equal, and this would result in an increase in net unrealized losses, which would decline over time as each security approaches maturity, assuming it does not default. If we liquidate these securities during a period of deteriorating credit conditions, we may realize a significant loss. Additionally, declining market conditions or specific issuer risks may cause issuers of the fixed income securities in which we invest to default on their obligations. We may also incur losses resulting from revaluations of fixed income securities and other investments. As a result, net investment income and net realized and unrealized gains or losses and fair value changes from our fixed income securities and other investments could vary materially from expectations depending on general market conditions.
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
Enstar Group Limited | 2024 Form 10-K                  39

ITEM 1A. | Risk Factors

addition, we have invested, and we may continue to make significant investments, in joint ventures and/or entities accounted for using the equity method that we do not control, which may limit our ability to take actions that could protect or increase the value of our investment. These and other similar investments may be illiquid due to restrictions on sales, transfers and redemption terms, may have different, more significant risk characteristics than our investments in fixed income securities and may also have significantly more volatile values and returns, all of which could negatively affect the market value of our investments, our investment income, and our overall portfolio liquidity. Alternative or "other" investments may not meet regulatory admissibility requirements or may result in increased regulatory capital charges to our insurance subsidiaries that hold these investments, which could limit those subsidiaries’ ability to pay dividends and make capital distributions to us and, consequently, negatively impact our liquidity and our ability to fund future transactions. For more information on our alternative investments, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investable Assets."
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
Enstar Group Limited | 2024 Form 10-K                  40

ITEM 1A. | Risk Factors

Risks Relating to Laws and Regulations

Insurance laws and regulations can restrict our ability to operate, and any failure to comply with these laws and regulations, or any investigations, inquiries or demands by government authorities, may have a material adverse effect on our business.
We are subject to the insurance laws and regulations in a number of jurisdictions worldwide. Existing laws and regulations, among other things, limit the amount of dividends and capital that can be paid to us by our reinsurance subsidiaries, prescribe solvency and capital adequacy standards, impose restrictions on the amount and type of investments that can be held to meet solvency and capital adequacy requirements, require the maintenance of reserve liabilities, and require pre-approval of acquisitions, reinsurance transactions, certain affiliate transactions and increasingly outsourcing arrangements. Failure to comply with these laws and regulations or to maintain appropriate authorizations, licenses, and/or exemptions under applicable laws and regulations may cause governmental authorities to preclude or suspend our insurance or reinsurance subsidiaries from carrying on some or all of their activities, place one or more of them into rehabilitation or liquidation proceedings, impose monetary penalties or other sanctions on them or our affiliates, or commence insurance company delinquency proceedings against our insurance or reinsurance subsidiaries. The application of these laws and regulations by various governmental authorities may affect our liquidity and restrict our ability to expand our business operations through acquisitions or to pay dividends on our ordinary or preferred shares. Furthermore, compliance with legal and regulatory requirements is likely to result in significant expenses and investment of management time, which could have a negative impact on our profitability. To further understand these regulatory requirements, see "Item 1. Business - Regulation."
We believe it is likely there will continue to be regulatory intervention in our industry in the future, and these initiatives could adversely affect our business. Additional laws and regulations have been and may continue to be enacted that may have adverse effects on our operations, financial condition, statutory capital adequacy, and liquidity. For example, in the jurisdictions in which we operate, including Bermuda, there are increased regulations relating to group supervision though cooperation and coordination among insurance regulators regardless of an individual company’s domiciliary jurisdiction. The BMA acts as our Group supervisor, as described in "Item 1. Business – Regulation." We cannot predict the exact nature, timing or scope of these initiatives; however, we believe it is likely there will continue to be increased regulatory intervention in our industry in the future, and these initiatives could adversely affect our business.
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
Our U.K. U.S. and Bermuda-based insurance and reinsurance subsidiaries consist of wholly-owned run-off companies that are authorized and regulated by the U.K. Regulator, relevant State Insurance Regulators and the BMA, respectively, and may not underwrite new business without their approval. In addition, our Lloyd’s operations are subject to authorization and regulation by the U.K. Regulator and compliance with the Lloyd’s Act(s) and Bylaws and regulations, as well as the applicable provisions of the FSMA. The Council of Lloyd’s has wide discretionary powers to regulate its members, and its exercise of these powers might affect the return on an investment of the corporate member in a given underwriting year. Business plans, including maximum underwriting capacity, for Lloyd’s syndicates require annual approval by the Lloyd’s Franchise Board. Continued compliance with the rules of the PRA, Lloyd’s and similar regulators will result in additional costs for us.
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
Enstar Group Limited | 2024 Form 10-K                  41

ITEM 1A. | Risk Factors

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
Computer viruses, cyber-attacks, phishing scams and other external hazards, as well as any internal process or employee failures, could expose our information technology systems to security breaches that may cause critical data to be corrupted or confidential or proprietary information to be exposed, cause system disruptions or shut-downs, or expose us to financial fraud. As we introduce Artificial Intelligence (“AI”) into certain business processes, new risks emerge, including vulnerabilities in AI driven models, the potential for biased or inaccurate outputs, and susceptibility to adversarial manipulation. Inadequate governance or security controls over AI implementation could lead to regulatory challenges, operational disruption or reputational damage.
Enstar Group Limited | 2024 Form 10-K                  42

ITEM 1A. | Risk Factors

In addition to our own information, we receive and may be responsible for protecting confidential or personal information of ceding companies, policyholders, employees, and other third parties, which could also be compromised in the event of a security breach. For example, in May 2023, we discovered that we were among the companies impacted by the CL0P (a third party criminal group) cyber-attack on Progress Software’s MOVEit Transfer product, a file-transfer application we have used to manage data transfers. This incident was successfully managed; however, in January 2024, a purported class action arising out of this incident was filed against one of our wholly-owned subsidiaries. While we do not believe the MOVEit incident, the related class action, or any additional resultant actions will have a material adverse effect on our business, this or similar incidents, or any other such breach of our or our third parties’ data security infrastructure, could have a material adverse effect on our business, results of operations and financial condition.
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
Although we utilize numerous controls, protections and risk management strategies to attempt to mitigate these risks, the sophistication and volume of these security threats continues to increase. In addition, the escalation of geopolitical tensions, such as those caused by various regional conflicts and crises across the globe or continued developments in AI, could result in heightened cybersecurity threats. We may not have the technical expertise or resources to successfully prevent every data breach or cyber-security incident. The potential consequences of a data breach or cyber-security incident could include claims against us, significant reputational damage to our company, damage to our business as a result of disclosure of proprietary information, and regulatory action against us, which may include fines and penalties. Such an incident could cause us to lose business and commit resources, management time and money to remediate these breaches and notify aggrieved parties, any of which in turn could have an adverse impact on our business. We may also experience increasing costs associated with implementing and maintaining adequate safeguards against these types of incidents and attacks.
In addition, the information security and data privacy regulatory environment is increasingly demanding. We are subject to numerous laws and regulations in multiple jurisdictions governing the protection of the personal and confidential information of our clients and/or employees, including in relation to medical records and financial information. These laws and regulations are rapidly expanding, increasing in complexity and sometimes conflict between jurisdictions. For example, the E.U. General Data Protection Regulation ("GDPR") creates rights for individuals to control their personal data and sets forth the requirements with which companies handling the personal data of E.U.-based data subjects have to comply (regardless of whether such data handling involves E.U.-based operations). We are also subject to the GDPR through our handling of the personal data of E.U.-based subjects in connection with our ordinary course operations. If any person, including any of our employees or those third parties with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions, including as a result of a violation of the GDPR.
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
Enstar Group Limited | 2024 Form 10-K                  43

ITEM 1A. | Risk Factors

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
The interests of certain significant shareholders, including those that may be affiliated with members of our Board of Directors (our “Board”), may not be fully aligned with those of other shareholders, which could lead to a strategy that is not in such other shareholders’ best interests. As of December 31, 2024, funds managed by Stone Point Capital LLC and its affiliates, Beck Mack & Oliver, and two of our directors (collectively), one of whom currently serves as an executive officer and excluding Ms. Gregory, who departed as of December 31, 2024, directly beneficially owned 9.5%, 3.6% and 7.3%, respectively, of our outstanding voting ordinary shares. Although they do not act as a group, these shareholders may exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Enstar, which may reduce the market price of our ordinary shares.
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
Enstar Group Limited | 2024 Form 10-K                  44

ITEM 1A. | Risk Factors

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
Enstar Group Limited | 2024 Form 10-K                  45

ITEM 1A. | Risk Factors

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
Although the depositary shares representing our outstanding preferred shares are listed on NASDAQ, such listings may not provide significant liquidity, and transaction costs in any secondary market could be high. The difference between bid and ask prices in any secondary market could be substantial. As a result, holders of depositary shares representing our preferred shares (which do not have a maturity date) may be required to bear the financial risks of an investment in the depositary shares representing preferred shares for an indefinite period. In addition, we undertake no obligation, and expressly disclaim any obligation, to maintain the listing of the depositary shares representing our preferred shares on NASDAQ or any other stock exchange. If we elect to discontinue the listing at any time or the depositary shares representing the preferred shares otherwise are not listed on an applicable stock exchange, which we expect to happen following the completion of the Merger, the dividends paid after the delisting would not constitute qualified dividend income for U.S. federal income tax purposes (as dividends paid by a Bermuda corporation are qualified dividend income only if the stock with respect to which the dividends are paid is readily tradable on an established securities market in the United States).
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
Enstar Group Limited | 2024 Form 10-K                  46

ITEM 1A. | Risk Factors

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
Cybersecurity Program
Given the importance of cybersecurity to our business, we maintain a comprehensive information security program for assessing, identifying, managing and reporting on material risks from threats to our information security. Our information security program is based on industry standards and best practices, following the National Institute of Standards and Technology (NIST) Cybersecurity Framework. As part of our information security program, we also require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices. We also train employees on how to identify potential cybersecurity risks and protect our information and resources. This training is mandatory for all employees globally upon hire and on an annual basis.
We use the Three Lines Model in order to ensure our information security program’s effectiveness and readiness. Our first line is our IT Security Operations, which implements and executes upon a robust control framework, while our Information Security Assurance function maintains an information security assurance program that includes external penetration management and performing third-party risk assessments. Our second line is our Risk and Compliance functions. Our Risk function performs table top exercises, “red team” testing and stress testing, while our Compliance function ensures regulatory requirements are identified proactively and monitors compliance with our internal policies and procedures. Our third line consists of our Internal Audit function, which provides objective assurance and testing over internal policies and procedures related to our information security program.
Governance
Management Oversight
Our management plays an active role in assessing and managing the risks posed to us by cybersecurity threats. Our strategy for managing cybersecurity risk is embedded within the IT function, which reports to our Chief of Business Operations (CBO) and our Information Security function, which reports to our CRO. The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by our Global Chief Information Officer (CIO) and our Group Information Security Officer (GISO). Our CIO has over 25 years of experience in the area of information technology. He previously served in related roles, including IT strategy and delivery roles at Arthur Andersen Consulting and Deloitte Consulting, and has served in his current role since joining us in 2017. Our GISO has over 19 years of information security experience. His experience includes driving our information security strategy, awareness and training, third-party cyber risk management, compliance, and providing assurance of the security activities conducted by the IT Security Operations team. He has served in his current role since joining us in 2006. Our CIO and GISO are responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and are regularly engaged to help ensure the cybersecurity program functions effectively in the face of evolving cybersecurity threats.
Enstar Group Limited | 2024 Form 10-K                  47

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
Our CIO and GISO provide regular updates on cybersecurity risk and our information security program to the Risk Committee. These reports typically occur on a quarterly basis and include updates on current cyber risks, cybersecurity strategies and initiatives, event preparedness, the status of projects to strengthen our information security program, and the emerging cybersecurity threat landscape.
Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
In the event of a breach, we have a comprehensive plan in place for assessing and addressing any potential threats to our information security. We maintain a Cyber and Data Incident Response Plan and Framework, which identifies and describes the roles and responsibilities of the Cyber Incident and Response Team and the Crisis Oversight Committee. The Cyber Incident Response Team is responsible for receiving information relating to possible incidents, investigating and analyzing them, and taking the appropriate action to avoid and mitigate the damage caused by such incidents. The Crisis Oversight Committee, chaired by our CBO, is responsible for support and oversight of the Cyber and Data Incident Response Plan and Framework and oversight of the Cyber Incident Response Team’s execution of the plan in the event of a cyber incident.
We maintain an operational incident portal that allows employees to log instances where they believe they have been the victim of a cyber incident, encountered a data breach or have become aware that a third-party service provider has suffered a cyber incident or data breach. In respect of cyber incidents and data breaches, timely reporting helps to contain the breach, recover faster, minimize business impacts, and comply with laws and regulations including time sensitive notifications. Cyber security is considered everyone’s responsibility, and it is important that incidents are reported quickly and efficiently.
Cybersecurity Risks
Our cybersecurity risk management processes are integrated into our overall ERM Framework. As part of our ERM Framework, we maintain the traditional Three Lines Model (Management, Risk & Compliance and Internal Audit) to delineate accountabilities and establish a ‘check and balance’ management of risks. For additional information on our ERM Framework, refer to “Item 1. Business - Enterprise Risk Management.”
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
ITEM 2. PROPERTIES

We renew and enter into new leases in the ordinary course of our business. We lease office space in Hamilton, Bermuda, where our principal executive office is located. We also lease office space in a number of U.S. states, the United Kingdom, Australia, Liechtenstein and Belgium. We believe that this office space is sufficient for us to conduct our current operations for the foreseeable future, although in connection with future acquisitions from time to time, we may expand to different locations or increase space to support any such growth.
ITEM 3. LEGAL PROCEEDINGS

Enstar Group Limited | 2024 Form 10-K                  48

For a discussion of legal proceedings, see Note 26 in the notes to our consolidated financial statements, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
Enstar Group Limited | 2024 Form 10-K                  49

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Number of Holders

Our ordinary voting shares are listed on the NASDAQ Global Select Market under the symbol "ESGR." On February 26, 2025, there were 1,030 shareholders of record of our voting ordinary shares. This is not the number of beneficial owners of our voting ordinary shares as some shares are held in “street name” by brokers and others on behalf of individual owners.
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

There were no ordinary shares acquired by the Company during the three months ended December 31, 2024.
3 Described in Note 25 to our consolidated financial statements, which is incorporated herein by reference.
4 For information on dividends on our preferred shares refer to Note 20 to our consolidated financial statements.
Enstar Group Limited | 2024 Form 10-K                  50

Item 5 | Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The following performance graph compares the cumulative total return on our ordinary shares with the cumulative total return on the S&P 500 Index and the S&P Property & Casualty Insurance Index for the period that commenced December 31, 2019 and ended on December 31, 2024.
The performance graph shows the value as of December 31 of each calendar year of $100 invested on December 31, 2019 in our ordinary shares, and the indices listed above, assuming the reinvestment of dividends. Returns have been weighted to reflect relative market capitalization. This information is not necessarily indicative of future returns.

Comparison of 5 Year Cumulative Total Return

$250
$225
$200
$175
$150
$125
$100
$75
2019
2020
2021
2022
2023
2024
Enstar (1)
S&P 500 Index (1)
S&P Property & Casualty Index (1)

	Indexed Returns (2) for Years Ended December 31,
	2019	2020	2021	2022	2023	2024
Enstar (1)	100.00	99.05	119.69	111.69	142.29	155.69
S&P 500 Index (1)	100.00	118.40	152.39	124.79	157.59	197.02
S&P Property & Casualty Index (1)	100.00	106.96	127.58	151.65	168.05	227.67
(1) Source: S&P Global Market Intelligence
(2) $100 invested on December 31, 2019 in stock or index.

ITEM 6. RESERVED

Enstar Group Limited | 2024 Form 10-K                  51

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

Enstar Group Limited | 2024 Form 10-K                  52

Item 7 | Management Discussion and Analysis | Operational Highlights

Operational Highlights

Our consolidated results for the year ended December 31, 2024 reflect our continued progress on providing capital release solutions to our clients by acquiring and managing their run-off portfolios.
Merger Agreement

On July 29, 2024, we entered into the Merger Agreement, under which all of Enstar’s issued and outstanding ordinary shares, par value $1.00 per share, will be converted into the right to receive $338 in cash per ordinary share, except for shares held by Sixth Street and certain shareholders who will reinvest in the merged entity. The total consideration to be paid to our shareholders in the Merger is $5.1 billion. Completion of the Merger remains subject to certain conditions, including certain regulatory approvals. The Merger is expected to close in mid-2025; however, no assurance can be given as to when, or if, the Merger will occur.
Goodwill impairment
The Merger Agreement executed in 2024 indicated that the consideration for all ordinary shareholders’ interests, which represents our fair value was less than our book value by an amount greater than the carrying amount of our goodwill at the time. Hence a full impairment charge related to goodwill of $63 million was recognized.
Refer to Note 1 and Note 17 of our consolidated financial statements for further information on the Merger Agreement and goodwill impairment.
Transactions During the Year

•In June 2024, we completed an ADC and LPT agreement with Accredited Surety and Casualty Company, Inc. and Accredited Insurance (Europe) Limited (together, “Accredited”) relating to a diversified portfolio, including asbestos, general casualty, and workers’ compensation and we assumed net loss reserves of $297 million in exchange for consideration of $282 million.
•In July 2024, we completed an LPT agreement to reinsure certain 2019 and 2020 business written by a third-party capital platform, which uses an Insurance Linked Securities (“ILS”) to fund its risks relating to a diversified portfolio, including property catastrophe and COVID-19 exposures and we assumed net loss reserves of $294 million in exchange for consideration of $294 million.
•In August 2024, we completed an ADC agreement with Insurance Australia Limited on behalf of Insurance Australia Group (“IAG”) relating to a diversified portfolio including product and public liability, compulsory third-party motor, professional risks and workers’ compensation exposures and we assumed net loss reserves of $202 million in exchange for consideration of $200 million.
•In October 2024, we completed an LPT agreement with SiriusPoint Ltd. (“SiriusPoint”) to reinsure a portfolio of workers’ compensation business covering underwriting years 2018 to 2023 and we assumed net loss reserves of $355 million in exchange for consideration of $300 million.
•In October 2024, we completed an LPT agreement with QBE Insurance Group Limited (“QBE”) to reinsurance a portfolio of US commercial liability, general aviation, and workers’ compensation business and we assumed net loss reserves of $392 million in exchange for consideration of $357 million.
•In November 2024, we closed an agreement to purchase 100% of the voting and non-voting shares in a Class 3B Bermuda-based reinsurer and segregated accounts company within the property catastrophe ILS market for a purchase price of $45 million. Following closing, we merged the reinsurer into Cavello.
•In December 2024, we completed an ADC agreement with James River Group Holdings, Ltd. (“James River”) for certain U.S. casualty exposures and we assumed net loss reserves of $76 million in exchange for consideration of $52 million. This coverage is in excess of an existing $160 million ADC reinsurance coverage provided by a third-party.
Capital and Other Activity

•In March 2024, Cavello was assigned an S&P Insurer Financial Strength Rating of ‘A’ with stable outlook. Cavello is Enstar’s primary run-off consolidator, and a Class 3B reinsurer.
Enstar Group Limited | 2024 Form 10-K                  53

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations - For the Years Ended December 31, 2024, 2023 and 2022

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
Enstar Group Limited | 2024 Form 10-K                  54

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

The following table sets forth certain consolidated financial information for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	$ / pp Change		2022	$ / pp Change
	(in millions of U.S. dollars)
Technical Results
Net premiums earned	$40	$43	$(3)		$66	$(23)
Net incurred losses and LAE
Current period	23	30	(7)		48	(18)
Prior Period	(149)	(131)	(18)		(756)	625
Total net incurred losses and LAE	(126)	(101)	(25)		(708)	607
Policyholder benefit expenses	—	—	—		25	(25)
Acquisition costs	9	10	(1)		23	(13)

Investment Results
Net investment income	651	647	4		455	192
Net realized losses	(9)	(65)	56		(111)	46
Fair value changes in trading securities, funds held and other investments	456	528	(72)		(1,503)	2,031
(Losses) income from equity method investments	(18)	13	(31)		(74)	87

Other income	67	288	(221)		39	249
Defendant asbestos and environmental expenses	40	12	28		4	8
Amortization of net deferred charge assets	117	106	11		80	26
General and administrative expenses	391	369	22		331	38
Goodwill impairment	63	—	63		—	—
Net foreign exchange gains	(39)	—	(39)		(15)	15
Income tax (expense) benefit	(62)	250	(312)		12	238
NET INCOME (LOSS)	$581	$1,218	$(637)		$(945)	$2,163
Less: Net (income) loss attributable to noncontrolling interests	(5)	(100)	95		75	(175)

NET INCOME (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$540	$1,082	$(542)		$(906)	$1,988

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR	$571	$1,084	$(513)		$(1,156)	$2,240

GAAP measures:
BVPS	$380.29	$343.45	$36.84		$262.24	$81.21
ROE	10.7%	24.2%	(13.5)	pp	(15.6)%	39.8	pp
RLE	1.3%	1.1%	0.2	pp	6.3%	(5.2)	pp
TIR %	6.3%	7.2%	(0.9)	pp	(9.0)%	16.2	pp

Non-GAAP measures:
FDBVPS*	$368.47	$336.72	$31.75		$258.92	$77.80
Adjusted ROE*	12.7%	18.8%	(6.1)	pp	(1.1)%	19.9	pp
Adjusted RLE % *	1.2%	1.8%	(0.6)	pp	3.9%	(2.1)	pp
Adjusted TIR %*	6.1%	5.3%	0.8	pp	(0.2)%	5.5	pp
pp - Percentage point(s)
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | 2024 Form 10-K                  55

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

Overall Results
Year Ended December 31, 2024 versus 2023:
Net income attributable to Enstar ordinary shareholders decreased by $542 million to $540 million for the year ended December 31, 2024, from $1.1 billion in 2023, as a result of:
•A current year tax expense of $62 million compared to a prior year tax benefit of $250 million. The expense for the year ended December 31, 2024 is primarily due to $77 million of net deferred tax expenses resulting from the reduction of the ETA following our qualification for the five-year limited international footprint exemption which deferred the applicability of the Bermuda CIT to Enstar until 2030. Under this five-year exemption, we will not utilize $85 million of the originally expected ETA amortization tax benefits, partially offset by $8 million from the remeasurement of AFS securities deferred tax liabilities over the same period. The 2024 tax expense is partially offset by a deferred tax benefit associated with current year losses in the U.S. jurisdictions. The income tax benefit for the year ended December 31, 2023 is primarily due to a $205 million deferred tax benefit related to Bermuda CIT enactment and the establishment of a deferred tax asset (“DTA”) under the ETA, as well as the release of DTA valuation allowances and tax benefits recognized in both the U.S. and U.K. jurisdictions;
•A decrease in other income of $221 million in 2024 when compared to 2023, largely driven by the prior year net gain of $275 million recognized from the novation of the Enhanzed Re reinsurance of a closed block of life annuity policies. This was partially offset by a recovery on professional and other fees;
•Goodwill impairment of $63 million undertaken in 2024 as referenced above; and
•A decrease in favorable total investment returns of $43 million. Investment returns recognized in net income of $1.1 billion for the year ended December 31, 2024, consisting of the aggregate of net investment income, net realized losses, fair value changes in trading securities, funds held and other investments, and (losses) income from equity method investments were consistent with the total investment returns included in net income of $1.1 billion for the year ended December 31, 2023. The variance in total investment returns recognized in net income was driven by:
◦An overall loss from net realized losses and fair value changes in fixed maturities, trading and funds held of $48 million in 2024, compared to an overall gain of $66 million in 2023, primarily due to rising interest rates across parts of the U.S., U.K. and European markets in 2024 as compared to a decline in interest rates in 2023;
◦Losses from equity method investments of $18 million, driven by losses from our investment in Monument Re, partially offset by income from our investment in Core Specialty, compared to gains of $13 million in 2023, primarily driven by income from our investments in Core Specialty and Citco, partially offset by losses from our investment in Monument Re;
◦Fair value changes in our other investments, including equities of $495 million in 2024, in comparison to fair value changes in our other investments, including equities of $397 million in 2023, as a result of stronger performance from hedge funds and privately held equities in 2024; and
◦Net investment income of $651 million in 2024, increased by $4 million in comparison to $647 million in 2023, primarily due to the reinvestment of fixed maturities at higher yields and deployment of consideration received from reinsurance transactions completed during the year, partially offset by the impact of declining short-term interest rates on our fixed maturities securities that are subject to floating interest rates.
This was offset by:
•A decrease in net income attributable to noncontrolling interests of $95 million, as a result of recording the portion of the $275 million gain on novation of the Enhanzed Re reinsurance of a closed block of life annuity policies attributable to Allianz’s equity interest in Enhanzed Re in the prior period; and
•An increase in favorable prior period development of net incurred losses and LAE of $18 million from 2023:
◦Net favorable prior period development of $149 million in 2024 was primarily driven by a reduction in our estimates of net ultimate losses and provisions for unallocated loss adjustment expenses (“ULAE”) of $182 million, partially offset by a $20 million increase in the fair value of our 2017 and 2018 LPT liabilities where we elected the fair value option and $13 million of fair value adjustment amortization;
◦In comparison, net favorable prior year development of $131 million in 2023 was primarily due to a reduction in our estimates of net ultimate losses and provisions for ULAE of $226 million and a $78 million
Enstar Group Limited | 2024 Form 10-K                  56

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

increase in the fair value of our 2017 and 2018 LPT liabilities where we elected the fair value option and $17 million of fair value adjustment amortization; and
◦This resulted in RLE of 1.3% in 2024 in comparison to RLE of 1.1% in 2023.
The above factors contributed to net income of $581 million for the year ended December 31, 2024 as compared to $1.2 billion in the comparative period, as well as net income attributable to Enstar ordinary shareholders of $540 million as compared to $1.1 billion in the comparative period. Consequently, our ROE was 10.7% for the twelve months ended December 31, 2024 compared to 24.2% for the comparative period.
Comprehensive income attributable to Enstar was $571 million for the year ended December 31, 2024, as compared to comprehensive income of $1.1 billion for the year ended December 31, 2023. Comprehensive income for the year ended December 31, 2024 was primarily driven by net income of $581 million, reduced by the change in net liability for losses and LAE at fair value instrument-specific credit risk of $10 million and comprehensive income attributable to non-controlling interest of $5 million. This was partially offset by the unrealized gains on our fixed maturities, AFS net of reclassification adjustments of $7 million. The unrealized gains on our fixed maturities, AFS, combined with our favorable investment return, described above, contributed to a net TIR of 6.3% in 2024, in comparison to a TIR of 7.2% in 2023.
BVPS and FDBVPS* increased by 10.7% and 9.4%, respectively, from December 31, 2023 to December 31, 2024, primarily due to comprehensive income attributable to Enstar for the year ended December 31, 2024, which contributed 11.4% to both BVPS and FDBVPS*.
The increase in interest rates in 2024 contributed to cumulative net unrealized losses of $752 million on our fixed maturities, trading and AFS, and funds held as of December 31, 2024. This has adversely impacted BVPS by $51.24 per share and FDBVPS* by $49.65 per share as of December 31, 2024. This compares to $725 million of net unrealized losses on our fixed maturities, trading and AFS, and funds held as of December 31, 2023.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
Year Ended December 31, 2023 versus 2022:
Net income attributable to Enstar ordinary shareholders was $1.1 billion for the year ended December 31, 2023, which compares to a net loss of $906 million from 2022, as a result of:
•Favorable total investment returns recognized in net income of $1.1 billion for the year ended December 31, 2023, consisting of the aggregate of net investment income, net realized losses, fair value changes in trading securities, funds held and other investments, and (losses) income from equity method investments, in comparison to negative total investment returns included in net income of $1.2 billion for the year ended December 31, 2022. The variance in total investment returns recognized in net income (loss) was driven by:
◦Positive fair value changes in our other investments, including equities of $397 million, in comparison to negative fair value changes in 2022 of $433 million, as a result of strong global equity market performance, particularly in the first and fourth quarters of 2023, and tightening high yield credit spreads, in comparison to the challenging market environment for the year ended December 31, 2022;
◦The aggregate of net realized losses on fixed maturities and positive fair value changes in our fixed maturities, trading and funds held of $66 million in 2023, compared to the aggregate of net realized losses and negative fair value changes of $1.2 billion in 2022, primarily due to a decrease in interest rates across U.S., U.K. and European markets in 2023 as compared to significant increases in interest rates in 2022;
◦An increase in net investment income of $192 million in 2023 when compared to 2022, consistent with the increasing investment income we have earned on a sequential quarterly basis, primarily due to the reinvestment of fixed maturities at higher yields, deployment of consideration received from LPT and insurance transactions closed over the past 12 months and the impact of rising interest rates on our fixed maturities securities that are subject to floating interest rates; and
◦Income from equity method investments of $13 million in 2023, driven by income from our investments in Core Specialty and Citco, partially offset by losses from our investment in Monument Re, compared to losses of $74 million in 2022, primarily driven by losses from our investment in Monument Re.
•An increase in other income of $249 million in 2023 when compared to 2022, largely driven by the first quarter 2023 net gain recognized from the novation of the Enhanzed Re reinsurance of a closed block of life annuity policies; and
Enstar Group Limited | 2024 Form 10-K                  57

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

•A favorable change in income tax benefit of $238 million, primarily driven by the establishment of a $205 million net deferred tax asset related to the enactment of the Bermuda CIT in December 2023 as referenced above.
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
◦In comparison, net favorable prior year development of $756 million in 2022 was primarily due to a reduction in our estimates of net ultimate losses and ULAE of $538 million and a $200 million decrease in the fair value of our 2017 and 2018 LPT liabilities where we elected the fair value option.
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
Comprehensive income attributable to Enstar was $1.1 billion for the year ended December 31, 2023, as compared to comprehensive loss of $1.2 billion for the year ended December 31, 2022. Comprehensive income for the year ended December 31, 2023 was primarily driven by net income of $1.2 billion and net unrealized gains on our fixed maturities, AFS, net of reclassification adjustments of $218 million, partially offset by the reclassification adjustment of $363 million associated with the novation of the Enhanzed Re reinsurance described above. The unrealized gains on our fixed income securities, AFS, combined with our favorable investment return, described above, contributed to a net TIR of 7.2% in 2023, in comparison to a TIR of (9.0)% in 2022.
BVPS and FDBVPS* increased by 31.0% and 30.0%, respectively, from December 31, 2022 to December 31, 2023, primarily due to comprehensive income attributable to Enstar for the year ended December 31, 2023, which contributed 24.3% to both BVPS and FDBVPS*, combined with the repurchase of all our non-voting convertible ordinary shares and 841,735 of our voting ordinary shares.
The significant increase in interest rates in 2022 contributed to cumulative net unrealized losses of $725 million on our fixed maturities, trading and AFS, and funds held as of December 31, 2023. This has adversely impacted BVPS by $49.55 per share and FDBVPS* by $48.58 per share as of December 31, 2023. This compares to $1.8 billion of net unrealized losses on our fixed maturities, trading and AFS, and funds held as of December 31, 2022.
BVPS and FDBVPS* as of December 31, 2022 reported in this Annual Report on Form 10-K reflect the impact of our adoption of the long-duration contract accounting standard, which had the effect of retrospectively increasing such measures by $16.04 and $15.83, respectively, from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2022. The higher opening BVPS and FDBVPS* for the year negatively impacted our growth in BVPS and FDBVPS* for the year ended December 31, 2023, which would have otherwise been 39.5% and 38.5%, respectively. Our future policyholder benefit liabilities, which were adjusted for the retrospective application of the long-duration contract accounting standard, were settled in the fourth quarter of 2022 following the completion of the novation as described above, but the transaction was recognized in the first quarter of 2023 as we report the results of Enhanzed Re on a one quarter lag. Consequently, the adoption of the long-duration contract accounting standard had no impact on our BVPS or FDBVPS* as of December 31, 2023.
Similarly, the price paid for our first quarter 2023 repurchase of our non-voting convertible ordinary shares represented a 13.0% discount to the December 31, 2022 book value and a 23.0% discount to such December 31, 2022 book value when retrospectively adjusting for the adoption of the long-duration contract accounting standard.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | 2024 Form 10-K                  58

Item 7 | Management Discussion and Analysis | Key Performance Measures

Overall Measures of Performance

BVPS and FDBVPS*

BVPS and FDBVPS* increased by 10.7% and 9.4%, respectively, from December 31, 2023 to December 31, 2024, primarily as a result of comprehensive income attributable to Enstar of $571 million for the year ended December 31, 2024. The cumulative impact of the $752 million of net unrealized losses on our fixed maturities and funds held - directly managed adversely impacted BVPS by $51.24 per share and FDBVPS* by $49.65 per share as of December 31, 2024.

ROE and Adjusted ROE*
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | 2024 Form 10-K                  59

Item 7 | Management Discussion and Analysis | Key Performance Measures

2024 versus 2023
ROE decreased by 13.5 pp primarily due to the following factors:

	Year Ended
	December 31, 2024	December 31, 2023	Change	ROE pp change
				ROE Impact
	(in millions of U.S. dollars)			%
Net investment income	$651	$647	$4	(1.5)%
Fair value changes on trading securities and funds held	(39)	131	(170)	(3.7)%
Fair value changes on other investments, including equities	495	397	98	1.0%
Net realized losses	(9)	(65)	56	1.3%
(Loss) income from equity method investments	(18)	13	(31)	(0.6)%
Other income	67	288	(221)	(5.1)%
Prior period net incurred losses and LAE	149	131	18	—%
General and administrative expenses	(391)	(369)	(22)	0.5%
Net income attributable to noncontrolling interests	(5)	(100)	95	2.1%
Net foreign exchange gains	39	—	39	0.8%
Goodwill impairment	(63)	—	(63)	(1.3)%
Income tax (expense) benefit	(62)	250	(312)	(6.8)%
Other	(274)	(241)	(33)	(0.2)%
Net income attributable to Enstar ordinary shareholders	540	1,082
Total change in ROE			(542)

Opening ordinary shareholders’ equity	$5,025	$4,464
ROE / Change in ROE	10.7%	24.2%		(13.5)%
Adjusted ROE* decreased by 6.1 pp in 2024 relative to 2023. Adjusted ROE* excludes the impact of goodwill impairment, merger related expenses, net realized gains (losses) on fixed maturities, AFS and fair value changes on fixed maturities, trading and funds held.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | 2024 Form 10-K                  60

Item 7 | Management Discussion and Analysis | Key Performance Measures

2023 versus 2022
ROE increased by 39.8 pp primarily due to the following factors:

	Year Ended
	December 31, 2023	December 31, 2022	Change	ROE pp change
				ROE Impact
	(in millions of U.S. dollars)			%
Net investment income	$647	$455	$192	6.7%
Fair value changes on trading securities and funds held	131	(1,070)	1,201	21.3%
Fair value changes on other investments, including equities	397	(433)	830	16.3%
Net realized losses	(65)	(111)	46	0.5%
Income (loss) from equity method investments	13	(74)	87	1.6%
Other income	288	39	249	5.8%
Prior period net incurred losses and LAE	131	756	(625)	(10.1)%
General and administrative expenses	(369)	(331)	(38)	(2.6)%
Net (income) loss attributable to noncontrolling interests	(100)	75	(175)	(3.5)%
Net foreign exchange gains	—	15	(15)	(0.3)%
Income tax benefit	250	12	238	5.4%
Other	(241)	(239)	(2)	(1.3)%
Net income attributable to Enstar ordinary shareholders	1,082	(906)
Total change in ROE			1,988

Opening Equity	$4,464	$5,813
ROE / Change in ROE	24.2%	(15.6)%		39.8%
Adjusted ROE* increased by a lesser amount than ROE, of 19.9 pp, as it excludes the impact of net realized gains (losses) on fixed maturities, AFS and fair value changes on fixed maturities, trading and funds held.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | 2024 Form 10-K                  61

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

Non-GAAP Financial Measures

In addition to our key financial measures presented in accordance with GAAP, we present other non-GAAP financial measures that we use to manage our business, compare our performance against prior periods and against our peers, and as performance measures in our incentive compensation program.
These non-GAAP financial measures provide an additional view of our operational performance over the long-term and provide the opportunity to analyze our results in a way that is more aligned with the way our management measures our underlying performance.
The presentation of these non-GAAP financial measures, which may be defined and calculated differently by other companies, is used to enhance the understanding of certain aspects of our financial performance. It is not meant to be considered in isolation, superior to, or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.
Some of the adjustments reflected in our non-GAAP measures are recurring items, such as the exclusion of adjustments to fair value changes and net realized (gains)/losses on fixed maturities recognized in our statements of operations, the fair value of certain of our loss reserve liabilities for which we have elected the fair value option, and the amortization of fair value adjustments.
Management makes these adjustments in assessing our performance so that the changes in fair value due to interest rate movements, which are applied to some but not all our assets and liabilities because of preexisting accounting elections, do not impair comparability across reporting periods.
It is important for the readers of our periodic filings to understand that these items will recur from period to period.
However, we exclude these items for the purpose of presenting a comparable view across reporting periods of the impact of our underlying claims management and investments without the effect of interest rate fluctuations on assets that we anticipate holding to maturity and non-cash changes to the fair value of our reserves.
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
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | 2024 Form 10-K                  62

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

We eliminate the impact of any goodwill impairment charges as they occur infrequently, and their elimination improves comparability between periods.

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
-net assets of held for sale or disposed subsidiaries classified as discontinued operations (if any)

Enstar Group Limited | 2024 Form 10-K                  63

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

Non-GAAP Measure	Definition	Purpose of Non-GAAP Measure over GAAP Measure
Adjusted run-off liability earnings (%)	Adjusted PPD divided by average adjusted net loss reserves
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

The following components of periodic recurring net incurred losses and LAE and net loss reserves are not considered key components of our claims management performance for the following reasons:

•Prior to the settlement of the contractual arrangements, the results of our Legacy Underwriting segment were economically transferred to a third party primarily through the use of reinsurance and a Capacity Lease Agreement(4); as such, the results are not a relevant contribution to Adjusted RLE, which is designed to analyze the impact of our claims management strategies(3);
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
-Legacy Underwriting (3) operations
-amortization of fair value adjustments,
-change in fair value of insurance contracts for which we have elected the fair value option (2),
and
Add:
-the reduction/(increase) in estimates of net ultimate liabilities and reduction in estimated future expenses of our defendant A&E liabilities.

Adjusted net loss reserves (denominator)
Net losses and LAE, adjusted to:
Remove:
-Legacy Underwriting (3) net loss reserves
-current period net loss reserves
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

(1) The JSOP award became dilutive for the first time during the year ended December 31, 2024 and therefore had not been previously identified as a component of this non-GAAP measure. However, its inclusion is consistent with the effect of all other potentially dilutive securities. Refer to Note 21 - "Earnings per Share" for more detail.
(2) Comprises the discount rate and risk margin components.
(3) As of January 1, 2024, not applicable. Refer to Note 5 - "Segment Information" for more detail.
(4) The reinsurance contractual arrangements (including the Capacity Lease Agreement) described in Note 6 to our consolidated financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2023 were settled during the second quarter of 2023, and we did not record any transactions in the Legacy Underwriting segment in 2023.

Enstar Group Limited | 2024 Form 10-K                  64

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of BVPS to FDBVPS* as of December 31, 2024, 2023 and 2022:

	2024			2023			2022
	Equity (1)	Ordinary Shares	Per Share Amount	Equity (1)	Ordinary Shares	Per Share Amount	Equity (1)	Ordinary Shares	Per Share Amount
	(in millions of U.S. dollars, except share and per share data)
Book value per ordinary share	$5,581	14,675,686	$380.29	$5,025	14,631,055	$343.45	$4,464	17,022,420	$262.24
Non-GAAP adjustment:
Share-based compensation plans		266,335			292,190			218,171
JSOP (2)		204,320			—			—
Fully diluted book value per ordinary share*	$5,581	15,146,341	$368.47	$5,025	14,923,245	$336.72	$4,464	17,240,591	$258.92
(1) Equity comprises Enstar ordinary shareholders' equity, which is calculated as Enstar shareholders' equity less preferred shares ($510 million as of each of December 31, 2024, 2023 and 2022), prior to any non-GAAP adjustments.
(2) The JSOP award made to our CEO included a condition that specified a hurdle price ($315.53 as of January 20, 2025) compared to our market observable ordinary share price for the award to vest, which is the greater of the closing share price and the 10-day Volume Weighted Average Price. As of December 31, 2024, the closing share price of our ordinary shares was $322.05 and the 10-day Volume Weighted Average Price was $322.22. The shares to be issued upon settlement are calculated as the market price less $205.89, multiplied by the 565,630 shares comprising the award, divided by the market price. As a result, the JSOP award was dilutive for the year ended December 31, 2024. Additionally, 20% of the award was dependent on a 10% compounded annual growth rate in Fully Diluted Book Value Per Share from January 1, 2020, which was also met through the year ended December 31, 2024. Refer to Note 22 to the Consolidated Financial Statements included within the 2024 Form 10-K for additional information on the JSOP.
*Non-GAAP measure.

Enstar Group Limited | 2024 Form 10-K                  65

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

The table below presents a reconciliation of ROE to Adjusted ROE* for the years ended December 31, 2024, 2023 and 2022:

	2024			2023			2022
	Net income (loss) (1)	Opening equity (1)	(Adj) ROE	Net (loss) income (1)	Opening equity (1)	(Adj) ROE	Net income (loss) (1)	Opening equity (1)	(Adj) ROE
	(in millions of U.S. dollars)
Net income (loss)/Opening equity/ROE (1)	$540	$5,025	10.7%	$1,082	$4,464	24.2%	$(906)	$5,813	(15.6)%
Non-GAAP adjustments:
Net realized losses on fixed maturities, AFS (2) / Cumulative fair value changes to fixed maturities, AFS (3)	9	380		65	647		111	36
Fair value changes on fixed maturities, trading (2) / Fair value changes on fixed maturities, trading (3)	25	234		(84)	400		503	(134)
Fair value changes on funds held - directly managed (2) / Fair value changes on funds held - directly managed (3)	14	111		(47)	780		567	9
Change in fair value of insurance contracts for which we have elected the fair value option / Fair value of insurance contracts for which we have elected the fair value option (4)	20	(246)		78	(294)		(200)	(107)
Amortization of fair value adjustments / Fair value adjustments	13	(107)		17	(124)		(18)	(106)
Gain on sale of subsidiary	(4)	—		—	—		—	—
Goodwill impairment charges	63	—		—	—		—	—
Expenses related to the Merger Agreement	6	—		—	—		—	—
Tax effects of adjustments (5)	(1)	—		(7)	—		(7)	—
Adjustments attributable to noncontrolling interests (6)	—	—		(2)	—		(111)	—
Adjusted net income (loss)/Adjusted opening equity/Adjusted ROE*	$685	$5,397	12.7%	$1,102	$5,873	18.8%	$(61)	$5,511	(1.1)%
(1) Net income (loss) comprises net income (loss) attributable to Enstar ordinary shareholders, prior to any non-GAAP adjustments. Opening equity comprises Enstar ordinary shareholders' equity, which is calculated as opening Enstar shareholders' equity less preferred shares ($510 million as of each of December 31, 2024, 2023 and 2022), prior to any non-GAAP adjustments.
(2) Net realized gains (losses) on fixed maturities, AFS are included in net realized gains (losses) in our consolidated statements of operations. Fair value changes in our fixed maturities, trading and funds held - directly managed are included in fair value changes in trading securities, funds held and other investments in our consolidated statements of operations.
(3) Our fixed maturities are held directly on our balance sheet and also within the "Funds held" balance.
(4) Comprises the discount rate and risk margin components, net of reinsurance recoverables.
(5) Represents an aggregation of the tax expense or benefit associated with the specific country to which the pre-tax adjustment relates, calculated at the applicable jurisdictional tax rate.
(6) Represents the impact of the adjustments on the net income (loss) attributable to noncontrolling interest associated with the specific subsidiaries to which the adjustments relate.
*Non-GAAP measure.
Enstar Group Limited | 2024 Form 10-K                  66

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

The below tables present a reconciliation of RLE to Adjusted RLE*:

	Year Ended	As at December 31,			Year Ended
	2024	2024	2023	2024	2024
	RLE/PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE %	$149	$10,776	$11,585	$11,181	1.3%
Non-GAAP adjustments:
Net current period incurred losses and LAE, excluding paid losses	—	(21)	—	(11)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	13	94	107	101
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	20	214	246	230
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	(33)	499	527	513
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	1	32	33	33
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE %*	$150	$11,594	$12,498	$12,047	1.2%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.

	Year Ended	As at December 31,			Year Ended
	2023	2023	2022	2023	2023
	RLE/PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE %	$131	$11,585	$12,011	$11,798	1.1%
Non-GAAP adjustments:
Net current period incurred losses and LAE, excluding paid losses	—	(30)	—	(15)
Legacy Underwriting	—	—	(139)	(69)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	17	107	124	116
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	78	246	294	270
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	(1)	527	572	550
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	2	33	35	34
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE %*	$227	$12,468	$12,897	$12,684	1.8%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.
Enstar Group Limited | 2024 Form 10-K                  67

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

	Year Ended	As at December 31,			Year Ended
	2022	2022	2021	2022	2022
	RLE/PPD	Net loss reserves	Net loss Reserves	Average net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/Net loss reserves/RLE %	$756	$12,011	$11,926	$11,969	6.3%
Non-GAAP adjustments:
Net current period incurred losses and LAE, excluding paid losses	—	(45)	—	(23)
Assumed Life	(55)	—	(181)	(91)
Legacy Underwriting	3	(135)	(153)	(144)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	(18)	124	106	115
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(200)	294	107	201
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	2	572	573	573
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	1	35	37	37
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE %*	$489	$12,856	$12,415	$12,637	3.9%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.
Enstar Group Limited | 2024 Form 10-K                  68

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

The table below presents a reconciliation of our TIR to our Adjusted TIR* for the years ended December 31, 2024, 2023 and 2022:

	2024			2023			2022
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$545	$106	$651	$555	$92	$647	$373	$82	$455
Net realized losses
Fixed maturities, AFS	(9)	—	(9)	(65)	—	(65)	(111)	—	(111)
Net realized losses	(9)	—	(9)	(65)	—	(65)	(111)	—	(111)
Fair value changes
Fixed maturities, trading	(25)	—	(25)	84	—	84	(503)	—	(503)
Funds held	(14)	—	(14)	47	—	47	(567)	—	(567)
Equity securities	—	176	176	—	167	167	—	(290)	(290)
Other investments	—	325	325	—	225	225	—	(125)	(125)
Investment derivatives	—	(6)	(6)	—	5	5	—	(18)	(18)
Fair value changes	(39)	495	456	131	397	528	(1,070)	(433)	(1,503)
(Losses) income from equity method investments	—	(18)	(18)	—	13	13	—	(74)	(74)
Other comprehensive income:
Unrealized gains (losses) on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	50	—	50	222	—	222	(570)	—	(570)
TIR ($)	$547	$583	$1,130	$843	$502	$1,345	$(1,378)	$(425)	$(1,803)

Non-GAAP adjustments:
Net realized losses (gains) on fixed maturities, AFS and fair value changes in trading and funds held - directly managed	48	—	48	(66)	—	(66)	1,181	—	1,181
Net unrealized (gains) losses on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	(50)	—	(50)	(222)	—	(222)	570	—	570
Adjusted TIR ($)*	$545	$583	$1,128	$555	$502	$1,057	$373	$(425)	$(52)
Total investments	$11,149	$5,304	$16,453	$12,525	$4,888	$17,413	$13,267	$4,943	$18,210
Cash and cash equivalents, including restricted cash and cash equivalents	1,554	—	1,554	830	—	830	1,330	—	1,330
Total investable assets	$12,703	$5,304	$18,007	$13,355	$4,888	$18,243	$14,597	$4,943	$19,540
Average aggregate invested assets, at fair value (1)	12,775	5,136	17,911	13,708	4,899	18,607	14,891	5,188	20,079
TIR %	4.3%	11.4%	6.3%	6.1%	10.2%	7.2%	(9.3)%	(8.2)%	(9.0)%
Non-GAAP adjustment:
Net unrealized losses on fixed maturities, AFS included within AOCI and net unrealized (gains) on fixed maturities, trading and funds held - directly managed	752	—	752	725	—	725	1,827	—	1,827
Adjusted investable assets*	$13,455	$5,304	$18,759	$14,080	$4,888	$18,968	$16,424	$4,943	$21,367
Adjusted average aggregate invested assets, at fair value (2)	$13,485	$5,136	$18,621	$14,870	$4,899	$19,769	$15,977	$5,188	$21,165
Adjusted TIR %*	4.0%	11.4%	6.1%	3.7%	10.2%	5.3%	2.3%	(8.2)%	(0.2)%
Income from fixed income assets (3)	586	—	586	575	—	575	398	—	398
Average aggregate fixed income assets, at cost (4)(5)	13,470	—	13,470	14,904	—	14,904	16,118	—	16,118
Investment book yield (6)	4.35%	—%	4.35%	3.86%	—%	3.86%	2.47%	—%	2.47%
(1) This amount is a five period average of the total investable assets, as presented above, and is comprised of amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(2) This amount is a five period average of the Adjusted investable assets*, as presented above.
Enstar Group Limited | 2024 Form 10-K                  69

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

(3) Fixed income assets, at cost include fixed maturities and cash and restricted cash and funds held.
(4) This amount is a five period average of the amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(5) Investment book yield % is calculated by dividing income from fixed income assets by average aggregate fixed income assets, at cost.
*Non-GAAP measure.
Enstar Group Limited | 2024 Form 10-K                  70

Item 7 | Management Discussion and Analysis | Results of Operations by Segment

Results of Operations by Segment - For the Years Ended December 31, 2024, 2023 and 2022

Effective January 1, 2024 our business is organized into two reportable segments: (i) Run-off and (ii) Investments. In addition, our Corporate and Other activities, which do not qualify as an operating segment, include income and expense items that are not directly attributable to our reportable segments and activities from the former Assumed Life and Legacy Underwriting reportable segments.
Effective January 1, 2024, Assumed Life and Legacy Underwriting are no longer reportable segments as they ceased all business activities following the series of commutation and novation transactions in Enhanzed Re and the settlement of the arrangements between SGL No. 1, Arden, and Atrium. Any residual activities of the former Assumed Life and Legacy Underwriting reportable segments will be prospectively included within our Corporate and Other activities (all of which are expected to be immaterial). See Note 5 to the consolidated financial statements included within this Form 10-K for additional information5.
The following is a discussion of our results of operations by segment.
5 For a description of our segments and our Corporate and Other activities, see "Item 1. Business - Our Organization" and "Corporate and Other" below, respectively.
Enstar Group Limited | 2024 Form 10-K                  71

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Run-off Segment

Run-off Segment

The following is a discussion and analysis of the results of operations for our Run-off segment.

	2024	2023	$ Change	2022	$ Change
REVENUES	(in millions of U.S. dollars)
Net premiums earned	$40	$43	$(3)	$40	$3
Other income	39	9	30	19	(10)
Total revenues	79	52	27	59	(7)

EXPENSES
Net incurred losses and LAE:
Current period	23	30	(7)	44	(14)
Prior periods:
Reduction in estimates of net ultimate losses	(105)	(157)	52	(355)	198
Reduction in provisions for ULAE	(77)	(69)	(8)	(131)	62
Total prior periods	(182)	(226)	44	(486)	260
Total net incurred losses and LAE	(159)	(196)	37	(442)	246
Defendant asbestos and environmental expenses (income)	32	(1)	33	(3)	2
Acquisition costs	9	10	(1)	22	(12)
Goodwill Impairment	63	—	63	—	—
General and administrative expenses	178	177	1	143	34
Total expenses	123	(10)	133	(280)	270

SEGMENT NET (LOSS) INCOME	$(44)	$62	$(106)	$339	$(277)
Overall Results
2024 versus 2023: Net loss from our Run-off segment was $44 million in 2024, compared to net income of $62 million in 2023. The variance of $106 million is primarily due to:
•Goodwill impairment of $63 million incurred in 2024 as referenced above;
•A $44 million decrease in favorable PPD, mainly driven by a $52 million decrease in the reduction in estimates of net ultimate losses in comparison to 2023.
◦Results for the year ended December 31, 2024 were driven by favorable development of $91 million, $55 million, and $29 million on our workers’ compensation, professional indemnity / directors and officers, and motor lines of business respectively, relating to the 2019, 2021 and 2023 acquisition years, and
◦Adverse development on our general casualty line of business of $21 million, most notably impacting the 2020 and 2023 acquisition years, driven by increased average incurred losses in comparison to incurred but not reported (“IBNR”) reserve assumptions. There was also adverse development on our asbestos line of business of $33 million impacting the 2019 acquisition year and environmental line of business of $35 million, most notably impacting the 2016 and 2021 acquisition years, both driven by higher than expected claims costs and claims filings; and
•An increase in defendant asbestos and environmental expenses of $33 million, primarily driven by higher than expected claims costs and claims filings.
This was partially offset by:
•An increase in other income of $30 million, primarily driven by recovery of professional fees, other fees, and a net gain on sale of subsidiaries; and
•Improvement in loss experience for the business earned for the year ended December 31, 2024 as compared to 2023 (net premiums earned compared to current period net incurred losses and LAE).

Enstar Group Limited | 2024 Form 10-K                  72

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Run-off Segment

2023 versus 2022: Net income from our Run-off segment decreased by $277 million, primarily due to:
•A $260 million decrease in favorable PPD, mainly driven by a $198 million decrease in the reduction in estimates of net ultimate losses in comparison to 2022.
◦Results for the year ended December 31, 2023 were driven by favorable development of $200 million on our workers’ compensation line of business because of continued favorable claim settlements, most notably in the 2018, 2019 and 2021 acquisition years. We also had favorable development of $68 million on our property line of business relating to the 2022 acquisition year because of continued favorable claims experience; partially offset by;
◦Adverse development on our general casualty line of business of $127 million, most notably impacting the 2019 and 2020 acquisition years, driven by increased average incurred losses in comparison to IBNR reserve assumptions.
◦Results for the year ended December 31, 2022 were driven by favorable development of $318 million on our workers’ compensation line of business as a result of favorable claim settlements, most notably in the 2017 to 2021 acquisition years. We also had favorable development of $56 million on our marine, aviation and transit lines of business relating to the 2014, 2018 and 2019 acquisition years because of favorable experience across a variety of claim types; partially offset by
◦Adverse development on our general casualty and motor lines of business of $57 million and $74 million, respectively, most notably impacting the 2020 acquisition year, because of worse than expected claims experience, adverse development on claims and higher than expected claims severity.
•An increase in general and administrative expenses of $34 million, primarily driven by an increase in salaries and benefits expenses and professional fees; and
•A reduction in other income of $10 million, primarily driven by the termination of a Transition Services Agreement between one of our wholly-owned subsidiaries and Core Specialty at the end of 2022; partially offset by
•Reductions in current period net incurred losses and LAE and acquisition costs that were greater than our reductions in net premiums earned, following our exit of our StarStone International business beginning in 2020.

Enstar Group Limited | 2024 Form 10-K                  73

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Run-off Segment

Prior Periods - RLE by Acquisition Year
The following tables summarize RLE, RLE %, Adjusted RLE* and Adjusted RLE %* by acquisition year for the years ended December 31, 2024, 2023 and 2022, which management believes is useful in measuring and monitoring performance of our claims management activity on the portfolios that we have acquired. This permits comparability between acquisition years of different loss reserve volumes.
Refer to the table below for a summary of RLE, RLE %, Adjusted RLE* and Adjusted RLE%* for the year ended December 31, 2024:

	2024
	RLE			Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adj RLE* %
	(in millions of U.S. dollars)
2014 and prior	$(12)	$1,095		$(6)	$876
2015	7	217		7	222
2016	(4)	553		(10)	613
2017	(33)	567		(22)	759
2018	4	510		17	565
2019	(52)	953		(78)	1,438
2020	(30)	326		(30)	326
2021	262	2,663		265	2,951
2022	56	1,909		56	1,909
2023	(75)	1,574		(75)	1,574
2024	26	814		26	814
Total	$149	$11,181	1.3%	$150	$12,047	1.2%
2024:
Our 2024 RLE % of 1.3% was positively impacted by favorable reductions in the estimates of net ultimate losses and reductions in provisions for ULAE of $182 million, partially offset by increases in the fair value of liabilities for which we have elected the fair value option of $20 million and amortization of fair value adjustments of $13 million.
Unfavorable RLE in the 2019 acquisition year was adversely impacted by development on asbestos and other latent claims, partially offset by favorable development on our workers’ compensation / personal accident and environmental lines of business.
Favorable RLE in the 2021 acquisition year was driven by favorable ground-up claims experience and continued favorable claims experience on our general casualty, professional indemnity / directors and officers, and workers’ compensation lines of business.
Favorable RLE in the 2022 acquisition year was driven by our construction defect and general casualty lines of business because of positive claims experience.
Unfavorable RLE in the 2023 acquisition year was adversely impacted by increased settlement activity in the general casualty line of business, partially offset by favorable development on our motor line of business because of positive claims experience.
Our 2024 Adjusted RLE %* of 1.2% was negatively impacted by the exclusion of the impact of the changes in the discount rate upon the fair value of liabilities where we have elected the fair value option, partially offset by the amortization of fair value adjustments relating to purchased subsidiaries. It is also impacted by the change in estimate of net ultimate liabilities and an increase in estimated future expenses of our defendant A&E liabilities.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | 2024 Form 10-K                  74

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Run-off Segment

Refer to the table below for a summary of RLE, RLE %, Adjusted RLE * and Adjusted RLE %* for the year ended December 31, 2023:

	2023
	RLE			Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE* %
	(in millions of U.S. dollars)
2014 and prior	$32	$1,361		$6	$897
2015	15	263		16	281
2016	19	643		22	709
2017	(89)	582		(37)	799
2018	(12)	672		25	749
2019	(37)	1,027		(39)	1,538
2020	(21)	493		(21)	495
2021	179	3,209		210	3,662
2022	78	2,751		78	2,757
2023	(33)	797		(33)	797
Total	$131	$11,798	1.1%	$227	$12,684	1.8%
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
Our 2023 Adjusted RLE %* of 1.8% was positively impacted by the net reduction in estimates of net ultimate losses relating to the Run-off segment, as described above. It excludes the impact of changes in the fair value of liabilities where we have elected the fair value option and the amortization of fair value adjustments relating to purchased subsidiaries.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | 2024 Form 10-K                  75

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Run-off Segment

Refer to the table below for a summary of RLE, RLE %, Adjusted RLE* and Adjusted RLE %* for the year ended December 31, 2022:

	2022
	RLE			Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE* %
	(in millions of U.S. dollars)
2014 and prior	$44	$1,500		$44	$738
2015	12	312		13	319
2016	14	731		22	808
2017	183	745		30	905
2018	58	913		19	985
2019	59	1,156		54	1,685
2020	(120)	719		(120)	720
2021	435	3,861		356	4,443
2022	71	2,032		71	2,033
Total	$756	$11,969	6.3%	$489	$12,636	3.9%
2022:
Our 2022 RLE % of 6.3% was positively impacted by a net reduction in estimates of net ultimate losses of $403 million, a reduction of $200 million in the fair value of liabilities for which we have elected the fair value option and a $135 million reduction in provisions for ULAE.
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
Our 2022 Adjusted RLE %* of 3.9% was negatively impacted by the exclusion of the impact of changes in the fair value of liabilities where we have elected the fair value option and the amortization of fair value adjustments relating to purchased subsidiaries.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | 2024 Form 10-K                  76

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Investments Segment

Investments Segment

The following is a discussion and analysis of the results of operations for our Investments segment.

	2024	2023	$ Change	2022	$ Change
	(in millions of U.S. dollars)
REVENUES
Net investment income:
Fixed maturities	$553	$539	$14	$380	$159
Cash and restricted cash	33	36	(3)	8	28
Other investments, including equities	106	92	14	82	10
Less: Investment expenses	(41)	(20)	(21)	(25)	5
Total net investment income	651	647	4	445	202
Net realized losses:
Fixed maturities	(9)	(65)	56	(111)	46
Total net realized losses	(9)	(65)	56	(111)	46
Fair value changes in:
Fixed maturities, trading and funds held	(39)	131	(170)	(1,060)	1,191
Other investments, including equities	495	397	98	(433)	830
Total fair value changes in trading securities, funds held and other investments	456	528	(72)	(1,493)	2,021
Total revenues	1,098	1,110	(12)	(1,159)	2,269
EXPENSES
General and administrative expenses	40	43	(3)	37	6
Total expenses	40	43	(3)	37	6
(Losses) income from equity method investments	(18)	13	(31)	(74)	87
SEGMENT NET INCOME (LOSS)	$1,040	$1,080	$(40)	$(1,270)	$2,350
Overall Results
2024 versus 2023: Net income from our Investments segment was $1.0 billion in 2024 compared to $1.1 billion in 2023. The decrease of $40 million was primarily due to:
•A decrease of $114 million when comparing a $48 million loss in the aggregate of realized losses and fair value changes on fixed maturities, trading and funds held compared to a net gain of $66 million in the comparable period, primarily due to rising interest rates across parts of the U.S., U.K. and European markets in 2024 as compared to a decline in interest rates in 2023; and
•Losses from equity method investments of $18 million, in comparison to income of $13 million in 2023. This was primarily due to losses from our Monument Re investment of $73 million partially offset by income on our investment in Core Specialty of $56 million during the year ended December 31, 2024. Income for the year ended December 31, 2023 in Core Specialty and Citco of $14 million and $4 million respectively, in addition to a gain related to the sale of our interest in Citco of $5 million, partially offset by losses from our Monument Re investment in 2023 of $10 million.
•This is partially offset by fair value changes on our other investments, including equities, of $495 million, in comparison to $397 million in 2023. The favorable variance of $98 million was primarily driven by an increase in net gains from our hedge funds, private equity funds, and real estate funds for the year ended December 31, 2024, largely as a result of sustained global equity market performance; and
•An increase in our net investment income of $4 million and an investment book yield from 3.86% to 4.35% due to a combination of reinvestment of fixed maturities at higher yields and deployment of consideration received from LPT and insurance contract transactions closed over the past 12 months, partially offset by the impact of declining overnight reference rate rates on the $3.0 billion of our average fixed maturities outstanding during the
Enstar Group Limited | 2024 Form 10-K                  77

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Investments Segment

year that are subject to floating interest rates. Our floating rate investments generated net investment income of $226 million for the year ended December 31, 2024, a decrease of $18 million from the year ended December 31, 2023, which equates to a 29 basis point decrease in the yield of those investments.
2023 versus 2022: Net income from our Investments segment was $1.1 billion in 2023 compared to a net loss of $1.3 billion in 2022. The favorable movement of $2.4 billion was primarily due to:
•An increase in the overall gain from realized losses and fair value changes on fixed maturities, trading and funds held of $66 million, driven by a decline in interest rates and tightening of investment grade credit spreads, compared to the overall loss from net realized losses and fair value changes of $1.2 billion in 2022, primarily due to a significant increase in interest rates and widening of investment grade credit spreads;
•Fair value changes in other investments, including equities of $397 million in comparison to losses of $433 million in 2022. The favorable variance of $830 million was primarily driven by:
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
•Income from equity method investments of $13 million, in comparison to losses of $74 million in 2022. This was primarily due to income on our investments in Core Specialty and Citco of $14 million and $4 million respectively, in addition to a gain of $5 million recorded in the fourth quarter of 2023 following our decision to divest our equity interest in Citco. This was partially offset by losses on our investment in Monument Re of $10 million during the year ended December 31, 2023. This is in comparison to losses on our investments in Monument Re and Core Specialty in 2022 of $65 million and $14 million, respectively; and
•An increase in our net investment income of $202 million and book yield from 2.47% to 3.86%, which was primarily due to a combination of reinvestment of fixed maturities at higher yields, deployment of consideration received from LPT and insurance contract transactions closed over the past 12 months and the impact of rising interest rates on the $3.1 billion of our average fixed maturities outstanding during 2023 that are subject to floating interest rates. Our floating rate investments generated increased net investment income of $89 million, which equates to an increase of 246 basis points on those investments in comparison to 2022.
Investable Assets
Investable assets and adjusted investable assets* decreased by 1.3% and 1.1% from December 31, 2023 to December 31, 2024, respectively, primarily due to the impact of net paid losses and the liquidation of investments in anticipation of the funding of the return of capital related to the Merger of $500 million. This was partially offset by consideration received on the reinsurance transactions completed during 2024, investment income and fair value changes on our other investments, including equities.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measures.
Enstar Group Limited | 2024 Form 10-K                  78

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Investments Segment

Total Investments
Fixed maturities
Refer to the below tables for the fair value, duration, and credit rating of our fixed maturities:

	2024
	Fair Value	%	Duration (years) (1)	Credit Rating (1)
	(in millions of U.S. dollars, except percentages)
Fixed maturities and short-term investments, trading and AFS
U.S. government & agency	$420	5.1%	3.3	AA+
U.K. government	44	0.5%	9.3	A+
Other government	359	4.3%	5.7	AA
Corporate	3,261	39.3%	5.3	A-
Municipal	109	1.3%	6.9	AA-
Residential mortgage-backed	421	5.1%	4.9	AA
Commercial mortgage-backed	784	9.5%	1.3	A+
Asset-backed	772	9.3%	1.2	A-
Total - Fixed maturities and short-term investments, trading and AFS	$6,170	74.4%	4.2	A
Fixed maturities included in funds held - directly managed	2,120	25.6%	4.2	A
	$8,290	100.0%	4.2	A
(1) The average duration and average credit rating calculations include short-term investments, fixed maturities and the fixed maturities within our funds held-directly managed portfolios as of December 31, 2024.

	2023
	Fair Value	%	Duration (years) (1)	Credit Rating (1)
	(in millions of U.S. dollars, except percentages)
Fixed maturities and short-term investments, trading and AFS
U.S. government & agency	$326	3.4%	4.5	AA+
U.K. government	72	0.8%	10.3	A+
Other government	391	4.1%	5.0	AA
Corporate	4,131	43.5%	5.4	A-
Municipal	142	1.5%	7.6	AA-
Residential mortgage-backed	487	5.1%	5.2	AA
Commercial mortgage-backed	841	8.9%	1.6	AA-
Asset-backed	884	9.3%	1.0	A
Total - Fixed maturity and short-term investments, trading and AFS	7,274	76.6%	4.5	A
Fixed maturities included in funds held - directly managed	2,216	23.4%	4.3	A
Total	$9,490	100.0%	4.4	A
(1) The average duration and average credit rating calculations include short-term investments, fixed maturities and the fixed maturities within our funds held-directly managed portfolios as of December 31, 2023.
The overall decrease in the balance of our fixed maturities and fixed maturities included in funds held - directly managed of $1.2 billion when comparing December 31, 2024 to December 31, 2023 was driven by net paid losses which outpaced the impact of proceeds from new business for the period, as well as the liquidation of investments to fund the return of capital related to the Merger.
Enstar Group Limited | 2024 Form 10-K                  79

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Investments Segment

Other investments, including equities
Refer to the below table for the composition of our other investments, including equities:

	2024	2023
	(in millions of U.S. dollars)
Equities
Privately held equities	$460	$344
Publicly traded equities	176	275
Exchange-traded funds	151	82
Warrant and others	16	—
Total	$803	$701

Other investments
Private equity funds	$1,926	$1,617
Private credit funds	864	625
Hedge funds	410	491
Real estate funds	401	269
Fixed income funds	369	605
CLO equity funds	162	182
CLO equities	52	60
Equity funds	4	4
Total	$4,188	$3,853
Our equities increased by $102 million and our other investments increased by $335 million from December 31, 2023 to December 31, 2024, primarily due to fair value changes and the funding of various non-core asset strategies, in line with our strategic asset allocation.
Equity Method Investments
Refer to the below table for a summary of our equity method investments, which does not include those investments we have elected to measure under the fair value option:

	2024			2023			2022
	Ownership %	Carrying Value	Income (losses) from Equity Method Investments	Ownership %	Carrying Value	Income (losses) from Equity Method Investments	Income (losses) from Equity Method Investments
	(in millions of U.S. dollars)
Citco (1)	—%	$—	$—	—%	$—	$9	$5
Monument Re (2)	24.6%	19	(73)	20.0%	95	(10)	(65)
Core Specialty	19.9%	281	56	19.9%	225	14	(14)
Positive Physicians Holdings, Inc	27.0%	13	(1)	27.0%	14	—	—
Total		$313	$(18)		$334	$13	$(74)
(1) Prior to the sale of our entire equity interest in Citco during 2023, we owned 31.9% of the ordinary shares in HH CTCO Holdings Limited, which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco.
(2) As of December 31, 2024, we own 24.6% of the common shares in Monument Re. We converted all our preferred shares in Monument Midco Limited, a wholly-owned subsidiary of Monument Re, to common shares in Monument Re on January 2, 2024. As of December 31, 2023, we owned 20.0% of the common shares in Monument Re as well as preferred shares in Monument Midco which had fixed dividend yields (where declared) and whose balances were included in the investment amount.
Carrying Value
The carrying value of our equity method investments decreased from December 31, 2023 primarily due to the $18 million in loss from equity method investments during 2024.

Enstar Group Limited | 2024 Form 10-K                  80

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Investments Segment

Duration and average credit rating on fixed maturities, cash and cash equivalents and fixed maturities included in funds held - directly managed
The fair value, duration and average credit rating of investments is as follows:

	2024			2023
	Fair Value ($) (1)	Average Duration (in years) (2)	Average Credit Rating (3)	Fair Value ($) (1)	Average Duration (in years) (2)	Average Credit Rating (3)
Total	$9,844	3.55	A+	$10,320	4.04	A+
(1) The fair value by segment of our fixed maturities, cash and cash equivalents and fixed maturities included in funds held-directly managed portfolios does not include the carrying value of cash and cash equivalents within our funds held portfolios.
(2) The average duration calculation includes cash and cash equivalents, short-term investments and fixed maturities, as well as the fixed maturities and cash and cash equivalents within our funds held-directly managed portfolios.
(3) The average credit rating calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held portfolios.

The overall decrease in the balance of our fixed maturities and cash and cash equivalents of $476 million when comparing December 31, 2024 to December 31, 2023 was driven by net paid losses, which outpaced the proceeds received from new business for the period.
As of both December 31, 2024 and 2023, our fixed maturities and cash and cash equivalents had an average credit quality rating of A+.
As of December 31, 2024 and 2023, our fixed maturities that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised $429 million, or 5.2%, and $456 million, or 4.8%, of our total fixed maturities portfolio, respectively.

Enstar Group Limited | 2024 Form 10-K                  81

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Assumed Life Segment

Former Assumed Life Segment

Our former Assumed Life segment consisted of life and property aggregate excess of loss (catastrophe) business relating to Enhanzed Re.
During 2022, we entered into a Master Agreement with Enhanzed Re through which we completed a series of commutation and novation agreements that allowed us to unwind Enhanzed Re’s operations in an orderly manner.
Transactions completed in the fourth quarter of 2022 were recognized in the first quarter of 2023, including the novation of our reinsurance of a closed block of life annuity policies to Monument Re and the repurchase of the remaining 24.9% interest in Enhanzed Re from Allianz.
The following is a discussion and analysis of the results of operations for our Assumed Life segment.

	2023	2022	$ Change
	(in millions of U.S. dollars)
REVENUES
Net premiums earned	$—	$17	$(17)
Other income	277	—	277
Total revenues	277	17	260
EXPENSES
Net incurred losses and LAE:
Prior period	—	(55)	55
Total net incurred losses and LAE	—	(55)	55
Policyholder benefit expenses	—	25	(25)
General and administrative expenses	—	7	(7)
Total expenses	—	(23)	23
SEGMENT NET INCOME	$277	$40	$237
Overall Results
We ceased all continuing reinsurance obligations relating to our Assumed Life segment following the completion of the transactions pursuant to the Master Agreement. We recorded amortization of $2 million into other income for the year ended December 31, 2023 relating to the portion of the gain on the novation transaction of $49 million that was related to the proportion of our existing ownership interest in Monument Re that is being amortized over the related settlement period of the transferred liabilities.
The $275 million gain (prior to the $2 million of amortization of the deferred gain) was calculated as of the completion date of the novation, prior to noncontrolling interests, and was comprised of the following three components:
•the reclassification benefit to income of $363 million from AOCI related to the settlement of the novated liabilities;
•the loss of $39 million on the carrying value of the net assets of $133 million as of the closing date of the transaction in exchange for cash consideration of $94 million; and
•a reduction for the deferral of a portion of the net gain, $49 million, to account for our preexisting 20% ownership interest in Monument Re, calculated from the total gain of $324 million less Allianz’s 24.9% interest equal to $81 million (the deferred gain is being amortized over the expected settlement period for the life annuity policies to account, or upon the date that Monument Re were to ever transfer the portfolio to a third party).
Our net income attributable to Enstar was further reduced by $81 million, the amount attributable to Allianz’s 24.9% noncontrolling interest in Enhanzed Re at the time of the transaction. This amount was recorded within our “Corporate and Other activities”.
For the year ended December 31, 2023, net income attributable to Enstar from this novation transaction was $196 million (consisting of the $277 million consolidated gain above, net of the $81 million included within non-controlling interests).
Enstar Group Limited | 2024 Form 10-K                  82

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Former Legacy Underwriting Segment

Former Legacy Underwriting Segment

Our former Legacy Underwriting segment ceased operations during the year ended December 31, 2022. The following represents the activity for that year.

2022
REVENUES	(in millions of U.S. dollars)
Net premiums earned	$9
Net investment income	10
Fair value changes in trading securities, funds held and other investments	(10)
Other income	1
Total revenues	10

EXPENSES
Net incurred losses and LAE
Current Period	4
Prior Period	3
Total net incurred losses and LAE	7
Acquisition costs	1
General and administrative expenses	2
Total expenses	10
SEGMENT INCOME	$—
Overall Results
The Legacy Underwriting segment results comprised of SGL No.1’s 25% gross share of the 2020 and prior underwriting years of Atrium’s Syndicate 609 at Lloyd’s, less the impact of reinsurance agreements with Arden and a Syndicate 609 Capacity Lease Agreement with Atrium 5 Limited.
The contractual arrangements between SGL No. 1, Arden and Atrium relating to the reinsurance agreements and the Capacity Lease Agreement were settled in the second quarter of 2023.
Enstar Group Limited | 2024 Form 10-K                  83

Item 7 | Management Discussion and Analysis | Corporate and Other

Corporate and Other

The following is a discussion and analysis of our results of operations for our Corporate and Other activities.

	2024	2023	$ Change	2022	$ Change
	(in millions of U.S. dollars)
REVENUES
Other income	28	2	26	19	(17)

EXPENSES
Net incurred losses and LAE:
Amortization of fair value adjustments	13	17	(4)	(18)	35
Changes in fair value - fair value option (1)	20	78	(58)	(200)	278
Total net incurred losses and LAE	33	95	(62)	(218)	313
Defendant asbestos and environmental expenses (2)	8	13	(5)	7	6
Amortization of net deferred charge assets	117	106	11	80	26
General and administrative expenses	173	149	24	142	7
Total expenses	331	363	(32)	11	352

Interest expense	89	90	(1)	89	1
Net foreign exchange gains	(39)	—	(39)	(15)	15
LOSS BEFORE INCOME TAXES	(353)	(451)	98	(66)	(385)
Income tax (expense) benefit	(62)	250	(312)	12	238
Less: Net (income) loss attributable to noncontrolling interests	(5)	(100)	95	75	(175)
Dividends on preferred shares	(36)	(36)	—	(36)	—
NET LOSS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(456)	$(337)	$(119)	$(15)	$(322)
(1) Comprises the discount rate and risk margin components.
(2) Amortization of fair value adjustments relates to the acquisition of DCo, LLC and Morse TEC, LLC.
Overall Results
2024 versus 2023: Net loss attributable to Enstar ordinary shareholders from Corporate and Other activities increased by $119 million from $337 million in the comparative year to $456 million for the year ended December 31, 2024, primarily due to:
•A current year tax expense of $62 million compared to a prior year tax benefit of $250 million. The expense for the year ended December 31, 2024 is primarily due to $77 million of net deferred tax expenses resulting from the reduction of the ETA following our qualification for the five-year limited international footprint exemption. Under this five-year exemption, we will not utilize $85 million of the originally expected ETA amortization tax benefits, partially offset by $8 million from the remeasurement of AFS securities deferred tax liabilities over the same period. The income tax benefit for the year ended December 31, 2023 is primarily due to a $205 million deferred tax benefit related to Bermuda CIT enactment and the establishment of a DTA under the ETA, as well as the release of DTA valuation allowances and tax benefits recognized in both the U.S. and U.K. jurisdictions;
•An increase in general and administrative expenses of $24 million primarily driven by increases in salaries and benefits expenses due to a share-based compensation settlement of a departing executive; and
This was partially offset by:
•Net foreign exchange gains of $39 million for the year ended December 31, 2024 that were comprised of $29 million of exposures from foreign currency denominated assets and liabilities due to GBP and AUD weakening against USD, and $10 million of gains on our non-designated foreign currency forward contracts. An offsetting foreign exchange loss of $42 million is recognized in other comprehensive income for exposure from our AFS securities;
•An increase in other income of $26 million primarily driven by recovery of professional fees and other fees;
Enstar Group Limited | 2024 Form 10-K                  84

Item 7 | Management Discussion and Analysis | Corporate and Other

•Changes in the fair value of the 2017 and 2018 portfolios where we elected the fair value option resulted in a $20 million increase in liabilities for the year ended December 31, 2024 compared to $78 million in 2023, driven by a less significant increases in the average payout period of the underlying liabilities and decreases in global corporate bond yields; and
•Net income attributable to noncontrolling interests of $5 million for the year ended December 31, 2024, in comparison to $100 million for the year ended December 31, 2023. The decrease is primarily the result of recording the portion of the $275 million gain on novation of the Enhanzed Re reinsurance of a closed block of life annuity policies attributable to Allianz equity interest in Enhanzed Re in the prior period.
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
•Net income attributable to noncontrolling interests of $100 million for the year ended December 31, 2023 primarily related to the Allianz equity interest $81 million share of the gain resulting from the Enhanzed Re novation transaction. In comparison, we recognized net losses attributable to noncontrolling interests of $75 million for the year ended December 31, 2022, which was primarily a result of negative returns on Enhanzed Re investments attributable to the Allianz equity interest in Enhanzed Re;
•An increase in the amortization of net deferred charge assets of $26 million, driven by an increase in net DCA balances because of recently completed transactions; and
•Other income of $2 million in 2023 in comparison to other income of $19 million in 2022.
This was partially offset by:
•A favorable change in income tax benefit of $238 million, primarily driven by the establishment of a $205 million net deferred tax asset related to the enactment of the Bermuda CIT in December 2023 as referenced above.
General and Administrative Expenses

2024 to 2023: The $22 million increase in general and administrative expenses was driven by an increase in salaries and benefits expenses primarily due to a share-based compensation settlement of a departing executive, which was partially offset by a decrease in professional fees.
2023 to 2022: The $38 million increase in general and administrative expenses was driven by an increase in salaries and benefits due to the prior year comparison where a downward adjustment to long term incentive accruals was recorded given the significant operating losses in 2022, as well as due to a current year increase in professional fees.
Enstar Group Limited | 2024 Form 10-K                  85

Item 7 | Management Discussion and Analysis | Current Outlook

Current Outlook

Run-off Outlook

Transactions
Refer to Note 4. Significant New Business of our consolidated financial statements included within this Form 10-K for a summary of significant new business transactions that were signed but not yet closed as of December 31, 2024.
We have also expanded our run-off portfolio to reinsure certain property catastrophe risks written by third-party capital platforms which are funded by Insurance Linked Securities (“ILS”), whereby in July 2024, we closed on a transaction to reinsure certain property coverage business written by a third-party capital platform for which Enstar received a premium of $294 million for the portfolio, which marks our first ever transaction in ILS and the first solution of its type in this market.
In September 2024, we also entered into a commitment to invest $10 million in an ILS arrangement through a Bermuda-based collateralized reinsurer, that will provide reinsurance capacity across a diversified portfolio of casualty programs. As part of the agreement, we earn a commitment fee in exchange for providing a forward exit option, or FEO, through a novation agreement after a fixed period of seven years to deliver finality to ILS investors.
In November 2024, we also closed an agreement to purchase all of the voting and non-voting shares in a Class 3B Bermuda-based reinsurer and segregated accounts company within the property catastrophe ILS market for a purchase price of $45 million. Following closing, we merged the reinsurer into one of our subsidiaries.
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
Investment Outlook

We expect global financial markets to remain uncertain in 2025 given geopolitical tensions, interest rate volatility, uncertainty around the trend of inflation and policies of a new administration in the United States.
Market expectations around the future path of interest rates are likely to represent a continued source of volatility, as global central banks may attempt to engineer a soft landing by normalizing interest rates while closely monitoring inflation. If interest rates rise and/or credit spreads widen, we may recognize unrealized losses and fair value changes on our fixed maturities and incur a higher rate of borrowing and interest costs if we renew or borrow under credit facilities in the current environment.
Despite this, elevated interest rates can represent an opportunity for us in the medium to long term, notably;
•As of December 31, 2024, we held approximately 16.6% of our portfolio, or $3.0 billion, in fixed maturities with floating interest rates which, should interest rates remain elevated, will be accretive to future investment book yields. We have earned $226 million and $244 million of net investment income from our floating rate investments for the years ended December 31, 2024 and 2023, respectively, which were generally indexed to LIBOR6 through June 30, 2023 and SOFR thereafter.
6 LIBOR was ceased on June 30, 2023 and replaced by the Secured Overnight Financing Rate (“SOFR”).
Enstar Group Limited | 2024 Form 10-K                  86

Item 7 | Management Discussion and Analysis | Current Outlook

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
Unrealized gains and losses are taken into consideration with several other factors when we rebalance our investment portfolio. We have agreed to a return of capital of $500 million to our shareholders as part of the total $338 per ordinary share to be received upon completion of the Merger. As a result, while we currently do not expect to, it is possible that we may incur a loss from sale of securities in an unrealized loss position. See Note 1 of our consolidated financial statements included with this Form 10-K for further information on the Merger Agreement.
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
We continue to monitor our direct investment and underwriting risks and our acquisition pipeline because of these ongoing conflicts. To date, we are not aware of operational disruption to us or our third party service providers because of these conflicts, and we have not identified any significant direct impacts from these events. We also
Enstar Group Limited | 2024 Form 10-K                  87

Item 7 | Management Discussion and Analysis | Current Outlook

continue to monitor for, and respond to, all changes in the global sanctions regime, updating our procedures accordingly.
Minimum Corporate Income Tax

In December 2021, the OECD released the final model rules on Pillar II, an initiative proposing a global minimum tax rate of 15% designed to ensure large multinational enterprises pay a minimum level of tax on the income arising in each jurisdiction where they operate. We have several subsidiaries in jurisdictions that have enacted Pillar II legislation, namely the U.K., Australia, and Belgium.
In response to Pillar II initiatives, the government of Bermuda enacted a 15% corporate income tax in December 2023 that will become effective January 1, 2025. The Bermuda CIT regime provides a five-year deferral for companies meeting certain requirements. Absent the application of this exception, and based on our substantial operations in Bermuda, we expect a meaningful portion of our income will be subject to the Bermuda CIT.
We established a net deferred tax asset of $205 million related to the enactment of the Bermuda CIT in December 2023 pertaining to the ETA provision of the Act which provides a benefit using fair values of the Bermuda-based entities around the time of enactment.
However, due to ongoing legal entity and governance rationalization projects that have been underway, we qualified for the five-year deferral of the Bermuda CIT and Pillar II’s Under Tax Payment Rule (UTPR). Therefore, we do not anticipate a tax liability under the Bermuda CIT or the UTPR until at least 2030.
Note, the application of this exception to the Bermuda CIT or the UTPR is tested on an annual basis, and failure to comply in any given year until 2030 will result in the loss of this deferral. The application of this exception requires, amongst other items, that we operate in six or fewer jurisdictions (in corporate or branch form). We, as of December 31, 2024, operate in six jurisdictions. We are monitoring our activities around the globe to ensure we are not operating in more than six jurisdictions.
As a result of our qualification for the Bermuda CIT exception, we have remeasured the previously recognized $205 million net deferred tax asset. Accordingly, we have recorded a $77 million net reduction for the portion that is not expected to be utilized within the five-year period ending in 2030, during which we do not anticipate being subject to Bermuda CIT.

Enstar Group Limited | 2024 Form 10-K                  88

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

Liquidity and Capital Resources

Overview

We aim to generate cash flows from our (re)insurance operations and investments, preserve sufficient capital for future acquisitions and new business, and develop relationships with lenders who provide borrowing capacity at competitive rates.
As of December 31, 2024, we had $1.1 billion of cash and cash equivalents, excluding restricted cash, that supports (re)insurance operations. Included in this amount was $274 million held by our foreign subsidiaries outside of Bermuda.
We closed 2023 with a group solvency capital ratio of 195% and anticipate that our group solvency capital ratio will be higher in our 2024 BSCR filing. Based upon our strong financial fundamentals and available funding sources, we continue to believe we have access to adequate liquidity and capital resources to meet business requirements under current market conditions and reasonably possible stress scenarios for the foreseeable future. We continuously monitor our liquidity and capital positions and adjust as required by market conditions.
The following represents our total capitalization as of December 31, 2024 and 2023.

Total Capitalization
$7,930
$1,833
$6
$510
29.5%
23.1%
$5,581
$7,479
$1,831
$113
$510
31.3%
24.5%
$5,025
2024
2023
Debt and Series D and E Preferred Shares to total capitalization
Debt to total capitalization
Debt obligations
NCI
Series D and E Preferred Shares
Ordinary shareholders' equity

Total capitalization attributable to Enstar excluding NCI of $6 million, was $7.9 billion as of December 31, 2024 and $113 million and $7.4 billion, respectively, as of December 31, 2023. Debt and Series D and E preferred shares to total capitalization attributable to Enstar excluding NCI was 29.6% and 31.8% as of December 31, 2024 and December 31, 2023, respectively. Debt to total capitalization attributable to Enstar was 23.1% and 24.9% as of December 31, 2024 and December 31, 2023, respectively.
Under the eligible capital rules of the Bermuda Monetary Authority (“BMA”), our Preferred Shares qualify as Tier 2 capital when considering the Bermuda Solvency Capital Requirements (“BSCR”).
For purposes of the financial covenants in our credit facilities, total debt excludes hybrid capital (defined as our Junior Subordinated Notes) not exceeding 15% of total capital attributable to Enstar. As of December 31, 2024, we were in compliance with the financial covenants in our credit facilities.
Enstar Group Limited | 2024 Form 10-K                  89

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

Liquidity and Capital Resources of Holding Company and Subsidiaries

Holding Company Liquidity
As of December 31, 2024, holding company cash and cash equivalents amounted to $534 million (December 31, 2023: $6 million). The increase in cash and cash equivalents is pursuant to contractual requirements to maintain cash and cash equivalents that can be used to fund the return of capital related to the Merger. We expect to make significant cash distributions in connection with the Merger. At the closing of the Merger, we expect to return capital of approximately $500 million in cash to our shareholders as part of the Merger consideration. Also, in connection with the Merger, Parent will enter into a $950 million term loan facility. Although we will not be a guarantor or otherwise obligated for any amounts due under such term loan facility, we expect that Parent will seek to repay a significant portion of the facility at or following the closing of the Merger (and in any event prior to its maturity) with distributions from us.
We conduct substantially all our operations through our subsidiaries. As such, the potential sources of liquidity to Enstar as a holding company consist of cashflows from our subsidiaries, including dividends, advances and loans, and interest income on loans to our subsidiaries. We have available borrowing capacity under our revolving credit facilities, and we have obtained funding through the issuance of senior notes and preferred shares. The holding company also guarantees our Junior Subordinated Notes issued by one of our subsidiaries in prior years.
In May 2023, we and certain of our subsidiaries, as borrowers and guarantors, amended and restated our existing revolving credit agreement, which we originally entered in August 2018. The amendment and restatement increased the total commitments under the revolving credit facility from $600 million to $800 million and extended the expiry date to May 30, 2028. We have the option to request additional commitments under the facility by up to an aggregate amount of $200 million, which the existing lenders, in their discretion, or new lenders, may provide. Under the amended and restated facility, we may borrow revolving loans or request the issuance of syndicated or fronted letters of credit, in each case on a senior, unsecured basis, and pricing will continue to be based on a per annum rate comprising a reference rate determined based on the type of loan we borrow plus a margin based on our long term senior unsecured debt ratings. As of December 31, 2024, we had $800 million of available unutilized capacity under this unsecured revolving credit agreement.
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
As we are a holding company and have no substantial operations of our own, our assets consist primarily of investments in subsidiaries and our loans and advances to subsidiaries. Dividends from our (re)insurance subsidiaries are restricted by (re)insurance laws and regulations, as described below. The ability of all of our subsidiaries to make distributions and transfers to us may also be restricted by, among other things, other applicable laws and regulations and the terms of our credit facilities and our subsidiaries' bank loans and other issued debt instruments. During the year ended December 31, 2024, we received $704 million in dividends and return of capital from our subsidiaries, comprising $500 million of cash distributions and $204 million in equity securities and settlement of loan receivables. We did not distribute dividends to our subsidiaries during the year. During the year ended December 31, 2023, we did not receive any dividends from, and we did not distribute funds to, our subsidiaries.
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
Based on existing tax laws, regulations and our current intentions, there were no accruals as of December 31, 2024 for any material withholding taxes on dividends or other distributions.
Enstar Group Limited | 2024 Form 10-K                  90

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

Merger-Related Costs
Fees and other expenses that are contingent on the closing of the Merger are estimated to range from $90 million to $105 million for consulting and advisory, legal services and employee-related bonuses. Refer to Note 1 of our consolidated financial statements included within this Form 10-K for further information on the Merger Agreement.

U.S. Finance Company Liquidity
Enstar Finance is a wholly-owned finance subsidiary under which we have issued our Junior Subordinated Notes. Like to our holding company, Enstar Finance is dependent upon funds from other subsidiaries to pay any amounts due under the Junior Subordinated Notes in the form of distributions or loans, which may be restricted by, among other things, other applicable laws and regulations and the terms of our credit facilities and our subsidiaries’ bank loans and other issued debt instruments.
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
The ability of our (re)insurance subsidiaries to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our (re)insurance subsidiaries operate, including Bermuda, the United Kingdom, the United States, Australia, Liechtenstein and Belgium, which subject these subsidiaries to significant regulatory restrictions.
These laws and regulations require, among other things, certain of our (re)insurance subsidiaries to maintain minimum capital requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments.
As of December 31, 2024, our (re)insurance subsidiaries’ capital requirement levels were more than the applicable minimum levels required for their respective regulatory jurisdictions.
Our subsidiaries' ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding credit facility agreements and other debt instruments. Variability in ultimate loss payments and collateral amounts required may also result in increased liquidity requirements for our subsidiaries.
Sources and Uses of Cash

Cash and cash equivalents increased by $724 million in 2024, which was largely due to cash provided by operating and investing activities of $483 million and $286 million, respectively, partially offset by cash used in financing activities of $42 million.
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
Enstar Group Limited | 2024 Form 10-K                  91

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

Analysis of Sources and Uses of Cash
Operating Cash Flow Activities
2024 vs 2023: the $40 million decrease in cash provided by operating activities was driven by a decrease in net sales and maturities of trading securities of $179 million and a decrease of $191 million, primarily generated by the release of funds held balances to cover net paid claims on certain portfolios and reinsurance balances recoverable. This was partially offset by an increase in cash acquired on completion of acquisitions and new business of $279 million, and a decrease in net paid losses of $200 million.
2023 vs 2022: the $266 million increase in cash provided by operating activities was driven by an increase in other sources of cash, primary generated by the release of funds held balances to cover net paid claims on certain portfolios and an increase in cash received as partial consideration for new business of $362 million, which included the QBE and RACQ LPTs and the AIG transaction in 2023 in comparison to the Argo and Probitas LPTs in 2022, an increase in net investment income received of $158 million and $94 million received in relation to the novation of Enhanzed Re life reinsurance policies in 2023. This was partially offset by an increase in net paid losses of $787 million, which are being driven by the Aspen, Argo and QBE LPTs we assumed over the past two years.
Investing Cash Flow Activities
2024 vs 2023: the $434 million relative increase in cash from investing activities was primarily due to a decrease in the net purchases of other investments of $238 million and a $155 million increase in net sales of AFS securities
2023 vs 2022: the $771 million decrease in cash used in investing activities was primarily due to a decrease in the net purchases of other investments of $751 million, as the 2022 purchases driven by the deployment of the InRe liquidated funds were significantly more material than the 2023 purchases made in line with our strategic asset allocation and deployment of funds acquired in the LPT and insurance contract transactions during the year.
Financing Cash Flow Activities
2024 vs 2023: Cash used in financing activities of $42 million primarily consisted of preferred dividend payments, and therefore the relative $819 million decrease in cash used was solely due to the absence of the activities in 2023 that are described below.
2023 vs 2022: the $745 million relative increase in cash used in financing activities was primarily driven by an increase in share repurchases of $368 million, because of repurchasing all our 1,597,712 outstanding non-voting convertible ordinary shares and 841,735 of our voting ordinary shares in 2023 in comparison to repurchasing 697,580 of our voting ordinary shares in 2022. During 2023, we acquired the remaining 24.9% equity interest in Enhanzed Re from Allianz for $175 million and the remaining 41.0% equity interest in SSHL from the RNCI holders for partial cash consideration of $119 million. The increase in cash used in financing activities was further driven by a decrease in the net proceeds from loans of $138 million.

Debt Obligations

We utilize debt financing and loan facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes.
Our debt obligations as of December 31, 2024 and 2023 were as follows:

	Due Date	2024	2023
		(in millions of U.S. dollars)
4.95% Senior Notes due 2029	May 2029	$497	$496
3.10% Senior Notes due 2031	September 2031	496	496
Total Senior Notes		993	992
5.75% Junior Subordinated Notes due 2040	August 2040	346	345
5.50% Junior Subordinated Notes due 2042	January 2042	494	494
Total Junior Subordinated Notes		840	839
Total debt obligations		$1,833	$1,831
Under the eligible capital rules of the BMA, the Senior Notes qualify as Tier 3 capital and the Junior Subordinated
Enstar Group Limited | 2024 Form 10-K                  92

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
The following table presents our credit ratings as of February 27, 2025:

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
Agency ratings are not a recommendation to buy, sell or hold any of our securities and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating7.
7 For information on risks related to our credit ratings, refer to "Item 1A. Risk Factors - Risks Relating to Liquidity and Capital Resources" and "Item 1A. Risk Factors - Risks Relating to Ownership of our Shares."
Enstar Group Limited | 2024 Form 10-K                  93

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

Contractual Obligations

The following table summarizes, as of December 31, 2024, our future payments under material contractual obligations and estimated payments for losses and LAE by expected payment date for the Run-off segment. The table includes only obligations that are expected to be settled in cash.

		Short-term	Long Term
	Total	Less than 1 Year	1 - 3 years	3 - 5 years	6 - 10 years	More than 10 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE for the Run-off segment (1)
Asbestos	$1,487	$149	$251	$205	$321	$561
Environmental	317	35	57	51	75	99
General Casualty	3,608	631	744	473	979	781
Workers' compensation/personal accident	2,075	263	388	276	392	756
Marine, aviation and transit	335	112	98	43	38	44
Construction defect	210	63	46	46	36	19
Professional indemnity/ Directors & Officers	1,684	447	531	293	312	101
Motor	705	138	147	86	149	185
Property	257	85	84	42	34	12
Other	695	263	234	64	67	67
Total outstanding losses and IBNR	11,373	2,186	2,580	1,579	2,403	2,625
ULAE	398	75	91	58	77	97
Total estimated gross reserves for losses and LAE for the Run-off segment (1)	11,771	2,261	2,671	1,637	2,480	2,722
Financing Activities
Loan repayments (including estimated interest payments)	2,880	90	180	664	769	1,177
Total	$14,651	$2,351	$2,851	$2,301	$3,249	$3,899
(1)     The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of December 31, 2024 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the consolidated financial statements as of December 31, 2024 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.
Reserves for Losses and LAE
We generally attempt to match the duration of our investment portfolio to the duration of our liability profile. We generally seek to maintain investment portfolios that are shorter or of equivalent duration to the liabilities in order to provide liquidity for the settlement of losses and, where possible, to avoid having to liquidate longer-dated investments. The settlement of liabilities also has the potential to accelerate the natural payout of losses, which may require additional liquidity. As of December 31, 2024 and 2023, the estimated weighted average durations of our Run-off segment gross reserves for losses and LAE were 4.57 years and 4.72 years, respectively. The decrease from 2023 to 2024 was driven by the shorter estimated payout period of recently acquired loss reserves, partially offset by longer average payouts from new acquisitions.
Debt Obligations
The amounts presented in this table represent Enstar’s total debt obligations. Refer to the ‘Debt Obligations’ section above for further details.
Enstar Group Limited | 2024 Form 10-K                  94

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
As part of the Merger Agreement as set out in Note 1. Merger Agreement of our consolidated financial statements included within this Form 10-K, we agreed to a return of capital of $500 million to our shareholders at the close of the Merger, as part of the total $338 per ordinary share received.
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
Off-Balance Sheet Arrangements

As of December 31, 2024, we are subject to certain investment commitments and parental guarantees8. We do not believe it is reasonably likely that these arrangements will have a material unplanned current or future effect on our financial condition as they are considered in normal course of business and on-going stress testing.
We also utilize unsecured and secured letters of credit9 (“LOCs”) and a deposit facility.
The following table represents our outstanding unfunded investment commitments and LOCs by duration as of December 31, 2024:

	Short-term	Long Term
	Less than 1 Year	More than 1 Year	Total
	(in millions of U.S. dollars)
Investing Activities
Unfunded investment commitments	299	1,066	1,365
Financing Activities
Letters of credit	—	1,994	1,994

8 Refer to Note 26 to our consolidated financial statements for further details.
9 Refer to Note 18 to our consolidated financial statements for further details.
Enstar Group Limited | 2024 Form 10-K                  95

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

Critical Accounting Estimates

We believe the following accounting policies are most dependent on significant judgments and estimates used in the preparation of our financial statements.
Losses and LAE

Run-off
Losses and LAE liabilities represent our best estimate of the ultimate remaining liability for unpaid losses and LAE for incurred claims as of the balance sheet date. This includes provisions for claims that have been reported but are unpaid at the balance sheet date (Outstanding Loss Reserves, or "OLR") and for obligations on claims that have been incurred but not reported at the balance sheet date. IBNR may also include provisions to account for the possibility that reported claims may settle for amounts that differ from the established case reserves as well as the potential for closed claims to re-open.
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
As of December 31, 2024 and 2023, IBNR reserves (net of reinsurance balances recoverable) accounted for $5.0 billion, or 46.5%, and $5.4 billion, or 46.9%, respectively, of our total Run-off net losses and LAE reserves, excluding ULAE10.
Our estimate of loss reserves for each portfolio generally relies on the following key judgments:
•The degree of reliance upon historic actual claims trends or industry data for claims trends.
•Separation of each portfolio into homogenous data sets, generally by line of business, or reserving class.
•Methods used in analyzing and projecting potential reserve positions and the mix of methods selected to form an aggregate reserve position for each portfolio11.
•Our degree of reliance or adjustment because of external factors such as economic conditions (inflation and unemployment statistics), legal conditions (judicial rulings in each relevant jurisdiction) and social and environmental factors (medical cost trends, changes in regulations or public health).
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
10 For the components of our Run-off gross and net losses and LAE reserves by line of business, and ULAE, as of December 31, 2024 and 2023, refer to Note 11 to our consolidated financial statements included within this Form 10-K.
11 Refer to Note 11 to our consolidated financial statements included within this Form 10-K for further description of the methodologies used for establishing reserves.
Enstar Group Limited | 2024 Form 10-K                  96

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
Adjustments resulting from changes in our estimates are recorded in the period when such adjustments are determined. The ultimate liability for losses and LAE is likely to differ from the original estimate due to several factors, primarily consisting of the overall claims activity occurring during any period, including the completion of commutations of assumed liabilities and ceded reinsurance receivables, policy buy-backs and general incurred claims activity.
Loss Reserving (Latent Claims)
Sensitivity to Underlying Assumptions of our Actuarial Methods
While we believe our reserve for losses and LAE at December 31, 2024 is reasonable, the estimation of these reserves is a complex process that depends on a number of factors and assumptions. As noted previously, our best estimate of our loss reserves involves considerable judgement, considering the results from several reserving methodologies. Therefore, these estimates are susceptible to changes in assumptions. We consider each of the following sensitivities a reasonable deviation for the key assumptions for each of our significant lines of business.

Line of Business	Net Reserves	Sensitivity	Estimated range in variation
(in millions of U.S. Dollars)
Asbestos	$1,419	+/- 10% in expected number of claims +/- 10% in average indemnity	+/- $120 +/- $140
General Casualty	3,542	+/- 10% in tail costs (5+ years) +/- 1% in loss cost trend	+/- $165 +/- $225
Workers’ Compensation	1,898	+/- 2.5% increase in medical inflation	+/- $360
Professional Indemnity/Directors and Officers	1,608	+/- 2.5% in loss cost trend	+/- $145
Motor	547	+/- 2.5% in loss cost trend	+/- $30
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
General Casualty – This is a long tail class of business with long reporting and paid developing factors, and we generally use a combination of reserving methodologies on this line. Because of the long tail nature, the reserves are susceptible to variation in loss development factors and loss cost trends that may develop over an extended period over multiple accident years. A key assumption in setting our general casualty reserves is the provision for claim payments in the tail.
Enstar Group Limited | 2024 Form 10-K                  97

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
Professional Indemnity/ Directors and Officers – Due to the nature of this line, there is increased uncertainty in the number and severity of claims, which results in an expectation of high volatility and uncertainty in loss trends.
Motor - This business is generally shorter tail in nature, and the majority of the claims are resolved within a few years of occurrence. A key component in estimating motor reserves is the severity of claims.
Asbestos Claims
Several of our subsidiaries, and counterparties who underwrote the insurance policy portfolios we assumed, have exposure to bodily injury claims from alleged exposure to asbestos.
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
As of December 31, 2024 and 2023, the net loss reserves for asbestos-related claims comprised 13.2% and 13.0%, respectively, of total Run-off net reserves for losses and LAE liabilities excluding ULAE. In addition as of December 31, 2024 and 2023, we had $706 million and $734 million of gross defendant asbestos liabilities, respectively12.
Environmental Claims
Our subsidiaries and counterparties who underwrote the insurance policy portfolios we assumed have exposure to environmental claims from general liability insurance policies written prior to the mid-1980s, that were not specifically written to cover damage to the environment from gradual releases of pollutants. Like asbestos, there is additional uncertainty with respect to environmental reserves as compared to other general liability exposures. This added uncertainty is due to the multiple policy periods and allocation of claims to policy years, number of solvent potentially responsible parties at any site, ultimate cost of the remediation, the number of ultimate sites and changes to judicial precedence.
As of December 31, 2024 and 2023, the net loss reserves for environmental pollution-related claims comprised 2.8% and 2.6%, respectively, of total Run-off net reserves for losses and LAE excluding ULAE. In addition, as of December 31, 2024 and 2023 we had $9 million and $10 million of gross accrued direct environmental liabilities13, respectively.
Asbestos and Environmental Reserving
The ultimate losses from A&E claims cannot be estimated using traditional actuarial reserving methods that extrapolate losses to an ultimate basis using loss development, and therefore we use alternative actuarial projection methods. Claims are spread across multiple policy years based on the still evolving case law in each jurisdiction, making historical development patterns unreliable to forecast the future claim payments. Our estimate of loss reserves for A&E claims relies on the following key factors and judgements:
•The degree of reliance or adjustment based on the legal and social environment, to which these liabilities are particularly sensitive. The current legal environment and the impact of specific settlements that may be used as precedents to settle future claims are key with these types of claims.
•The degree of reliance upon actual claims data and trends or industry data for claims trends.
12 As described in Note 13 in our consolidated financial statements included within this Form 10-K.
13 As described in Note 13 in our consolidated financial statements included within this Form 10-K.
Enstar Group Limited | 2024 Form 10-K                  98

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

•Methods used in analyzing and projecting potential reserve positions and the mix of methods selected to form an aggregate reserve position for each portfolio14.
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
Key assumptions are made within each method, although the sensitivity to each assumption may vary within each method and even within each reserving class and accident year of each method. When the asbestos exposure analysis (frequency and severity) method is applied, such assumptions would include:
•Trends with respect to average claim indemnity and estimated legal costs, which are used to extrapolate future claim costs.
•Trends in claim filing patterns, which will be used to estimate the number of future claims that will ultimately be settled with payment.
We also use a combination of additional actuarial methods, including the paid survival ratio, paid market share, decay factor, and other methods to periodically reevaluate the continued reasonableness of recorded loss reserves.
Change in Reserve Assumptions
Changes in reserve estimates can be driven by updated experience and by changes in assumptions. These are linked as updated information leads to changes in assumptions. We have estimated what portion of changes in ultimate losses from acquisition years 2015 to 2024 are attributable to experience and what portion are attributable to assumptions.

Line of Business	Change in Ultimate Losses	Change due to Experience	Change due to Assumptions
Asbestos	1.4%	0.8%	0.6%
General Casualty	—%	(0.3)%	0.3%
Workers’ Compensation	(2.7)%	(3.0)%	0.3%
Professional Indemnity/Directors and Officers	(2.3)%	(2.0)%	(0.3)%
Motor	(1.2)%	(1.0)%	(0.2)%
Defendant asbestos and environmental liabilities

Defendant A&E liabilities on our consolidated balance sheets include amounts for indemnity and defense costs for pending and future claims, determined using standard actuarial techniques for asbestos-related exposures. Defendant A&E liabilities also include amounts for environmental liabilities associated with our properties. These are non-insurance liabilities since they are held by non-insurance subsidiaries and are presented separately on our consolidated balance sheets. These reserves will be sensitive to similar industry trends and assumptions as observed in our A&E reserves as described under the Loss and LAE section above, specifically claim trends and indemnity. However, we use utilize different methodologies to estimate the defendant A&E liabilities as compared to our loss reserves15.
Key drivers for this estimate are the amount of future claims and average claim resolution amounts, in addition to an estimate for defense costs, which are key indicators of the amount of liabilities. The table below provides sensitivities of these drivers for defendant A&E.

Net Liability	Sensitivity	Estimated Range in Variation
(in millions of U.S. Dollars)
$499	+/- 10% in expected number of future claims +/- 10% in average claim resolution amounts	+/- $40 +/- $50
14 Refer to Note 11 in our consolidated financial statements, included withing this Form 10-K, for further description of the methodologies used for establishing reserves.
15 As described in Note 13 in our consolidated financial statements, included withing this Form 10-K.
Enstar Group Limited | 2024 Form 10-K                  99

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

Change in Liability Assumptions
Like reserves, changes in defendant A&E liabilities can be driven by updated experience and by changes in assumptions. These are linked as updated information leads to changes in assumptions. We have estimated what portion of changes in the liabilities are attributable to experience and what portion are attributable to assumptions16.

Change in Total Liability	Change due to Experience	Change due to Assumptions
(in millions of U.S. Dollars)
$34	$14	$20
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
From 2023 to 2024, we recorded a net decrease in our valuation allowance of $32 million, primarily due to a $12 million partial valuation allowance release reported in the U.S. jurisdiction, of which $9 million was due to the recognition of current year losses and $3 million related to a reduction in deferred tax assets associated with decreases in unrealized losses on investment securities reported in AOCI. In the U.K. and E.U. jurisdictions, we recorded a $26 million decrease in the valuation allowance due to a reduction in deferred tax assets. This was partially offset by a $6 million increase in the valuation allowance, which was driven by an increase in deferred tax assets associated with unrealized losses on investment securities reported in AOCI in the U.S. and U.K. jurisdictions. In assessing the recoverability of the DTA, we consider forecasts of future income for our U.S. business using assumptions about future macroeconomic and company specific conditions and events. While our forecasts of future taxable income have remained consistent, these forecasts are judgmental and involve a level of uncertainty, such that a 10% increase to forecasted future income could decrease the valuation allowance by up to 8% or $11 million and a 10% decrease to forecasted future income could increase the valuation allowance by up to 9% or $11 million17.
Bermuda Corporate Income Tax

In December 2023, legislation implementing a Corporate Income Tax Act 2023 (“the Act”) in Bermuda was enacted. The Bermuda income tax regulations aim to closely align with the global anti-base erosion rules of the Organization for Economic Co-operation and Development to ensure consistent and predictable tax outcomes. The Act includes a provision referred to as the ETA, which is intended to provide a fair and equitable transition into the tax regime.
The ETA allows Bermuda subject entities to establish tax basis in the assets and liabilities of such Bermuda entities (as of September 30, 2023 (the “Basis Valuation Date”)) using fair values which results in deductible and taxable temporary differences which are reflected as deferred income tax assets and liabilities in the financial statements.
16 For information on our defendant A&E liabilities, refer to Note 3 and Note 13 in our consolidated financial statements, included within this Form 10-K.
17 For information on valuation allowances on deferred tax assets, refer to "Income Taxes" within Note 3 in our consolidated financial statements, included within this Form 10-K.
Enstar Group Limited | 2024 Form 10-K                  100

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
The application of the ETA resulted in our recognition of a deferred tax asset of $205 million in 2023. During 2024, due to us qualifying for the Bermuda CIT exception, we reassessed the previously recognized $205 million net deferred tax asset. Consequently, we recorded a $77 million reduction for the portion that is not expected to be utilized within the five-year period ending in December 31, 2029, during which we do not expect to be subject to Bermuda CIT. As of December 31, 2024, we have not recorded a valuation allowance against these deferred tax assets.18
The most significant deferred tax asset recognized relates to the fair value adjustments for the liability for losses and LAE. We used an internal model to calculate the fair value of the liability for losses and LAE, which is consistent with the model used for the liability for losses and LAE under contracts for which we had elected the fair value option.19
We may be required to change our provision for income taxes when estimates used in determining valuation allowances on deferred tax assets change, or when receipt of new information indicates the need for adjustment in valuation allowances, however, such changes would need to be significant to establish a valuation allowance. Additionally, future events, such as changes in Bermuda tax laws and tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported on the financial statements in the year these changes occur.
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
Our Level 3 investments consist primarily of privately held equity securities, and we value these securities using observable and unobservable inputs. While the observable inputs are based on readily available market data, the unobservable inputs involve increased uncertainty and judgement in their selection and application. The key driver of the valuation is the peer multiple. The peer multiple is calculated from a group of peer companies and that multiple is then applied to the invested company as a key input to calculate the value. We consider the following sensitivity a reasonable deviation for this key input:

Sensitivity	Investments	Estimated Range in Variation
	(in millions of U.S. dollars)
+/- 10% peer multiple	$325	+/- $33

18 For additional information on our income taxes, including the Bermuda corporate income tax, refer to Item 1A and Note 23 to the consolidated financial statements.
19 Refer to Fair Value Option - Insurance Contracts within the Critical Accounting Estimates for additional information on the model and key assumptions used to calculate the fair value of the liability for losses and LAE.
Enstar Group Limited | 2024 Form 10-K                  101

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

Fair Value Option - Insurance Contracts
We have elected to apply the fair value option for certain reinsurance contracts including, LPTs and reinsurance to close transactions. This is an irrevocable election that applies to all balances under the reinsurance contract, including reinsurance balances recoverable on paid and unpaid losses and the liability for losses and LAE. The primary reason for electing the fair value option was to reduce the earnings volatility created by carrying the liabilities for losses and LAE at cost and the assets supporting those liabilities at fair value. During 2017 and 2018, we elected the fair value option on certain LPTs and classified the supporting portfolio investments as trading securities, whereby all changes in fair value were recorded in the statements of operations. Commencing in 2019, we discontinued electing the fair value option on new business to better align with our evolving investment objectives.
The fair value of the liability for losses and LAE and reinsurance recoverable under these contracts is presented separately in our consolidated balance sheet as of December 31, 2024 and 2023. Changes in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses are included in net incurred losses and LAE in our consolidated statement of operations.
We use an internal model to calculate the fair value of the liability for losses and LAE and reinsurance recoverable asset for certain retroactive reinsurance contracts where we have elected the fair value option.
The fair value is calculated as the aggregate of discounted cash flows plus a risk margin.
The discounted cash flow approach uses:
i.estimated nominal cash flows based upon an appropriate payment pattern developed in accordance with actuarial methods, and
ii.a discount rate based upon high quality rated corporate bond yields plus a credit spread for non-performance risk. The model uses corporate bond rates across the yield curve depending on the estimated timing of the future cash flows and specific to the currency of the risk.
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
a.Yield curve using high quality rated corporate bond rates across different currencies, notably the British Pound, U.S. dollar, and the Euro,
b.Weighted average cost of capital (“WACC”), which represents a proxy for the industry cost of capital, and is calculated utilizing various inputs, and
c.Average payout of the liabilities, which reflects the timing of expected future claim payments.
We consider the following sensitivity a reasonable deviation for these key assumptions20:

Net Fair Value Liabilities	Sensitivity	Estimated Range in Variation
(in millions of U.S. dollars)
$816	+/- 50bps WACC	+/- $5
$816	+/- 1 year in average payout	+/- $25
$816	+/- 50bps yield curve	+/- $20
20The observable and unobservable inputs used in the model are further described in Note 14 in our consolidated financial statements.
Enstar Group Limited | 2024 Form 10-K                  102

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

While the yield curve is an observable input since it is based on readily determinable corporate bond rates, it generally has the biggest impact to the fair value in a given year apart from changes in loss estimates. During 2024, there was substantial volatility in the yield curves and a net $19 million decrease in the liability. In 2024, there was a $10 million increase in the liability due to a 0.25% decrease in the credit spread for non-performance risk as credit spreads had narrowed. This assumption remained unchanged during 2023.
The WACC increased in 2024 by 0.50%, resulting in a $6 million increase in the liability.
The average payout period of the liability is adjusted every period to reflect actual net payments during the period and expected future payments, and any acceleration or deceleration of the estimated payment pattern will impact the average payout period that would result in an impact to the value of the liability. Changes in the average payout period resulted in a $33 million increase in the liability, which contributed to most of the $20 million increase in the fair value of liabilities during 2024 along with the volatility in the yield curves.
During 2024, there was a slight deceleration in the payment pattern, which increased the average payout period and resulted in a $1 million decrease to the liability.
Recently Issued Accounting Pronouncements Not Yet Adopted21
We have summarized below Accounting Standard Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) during 2024 that may have an impact to Enstar but have not yet been adopted:

ASU	Date Issued	Summary of Guidance	Effective Date	Expected Impact to Enstar
ASU 2024-03 - Disaggregation of Income Statement Expenses	November 2024
Addition of Subtopic 220-40 Reporting Comprehensive Income - Expense Disaggregation Disclosures, which includes disclosing the amounts of employee compensation, depreciation, intangible asset amortization, and certain other costs and expenses included in each relevant expense caption.
			Annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and must be applied prospectively with an option for retrospective application. Early adoption is permitted.	We will be required to expand our disclosures related to costs and expenses. We expect to adopt in the period required for public entities (and do not anticipate early adoption).
21See Note 3 to the consolidated financial statements included within this Form 10-K for a more detailed discussion of recently issued accounting pronouncements not yet adopted, as well as newly adopted accounting pronouncements.
Enstar Group Limited | 2024 Form 10-K                  103

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
We are principally exposed to four types of market risk: interest rate risk; credit risk; equity price risk and foreign currency risk. Our policies to address these risks in 2024 are not materially different than those used in 2023, and based on our current knowledge and expectations, we do not currently anticipate significant changes in our market risk exposures or in how we will manage those exposures in future reporting periods. However, due to the ongoing uncertainty and volatility in financial markets because of continued inflationary pressure, ongoing disruptions and decoupling of supply chains, geopolitical conflicts and tensions and various governmental responses thereto, we expect interest rates, credit spreads and global equity markets to remain volatile in the near-term. Furthermore, inflation and tightening of financial conditions by global central banks have increased the risk of defaults across many industries. As a result, we continue to closely monitor market risk during this time.
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
The following tables, presented on a consolidated basis, summarize the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant in our fixed maturity and short-term investments portfolio classified as trading and AFS, our funds held directly managed portfolio and our fixed income funds and our fixed income exchange-traded funds, and excludes investments classified as held-for-sale:

	Consolidated
	Interest Rate Shift in Basis Points
As of December 31, 2024	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$9,210	$8,986	$8,771	$8,566	$8,369
Market Value Change from Base	5.0%	2.5%	—	(2.3)%	(4.6)%
Change in Unrealized Value	$439	$215	$—	$(205)	$(402)

As of December 31, 2023	-100	-50	—	+50	+100
Total Market Value (1)	$10,600	$10,364	$10,139	$9,925	$9,721
Market Value Change from Base	4.5%	2.2%	—	(2.1)%	(4.1)%
Change in Unrealized Value	$461	$225	$—	$(214)	$(418)
(1)     Excludes equity exchange-traded funds of $39 million and $38 million for the years ended December 31, 2024 and 2023, respectively, which are included in the Equity Price Risk section below.
Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturities, short-term investments, funds
Enstar Group Limited | 2024 Form 10-K                  104

Item 7A | Quantitative and Qualitative Disclosures About Market Risk

held - directly managed, fixed income funds and fixed income exchange-traded funds may be materially different from the resulting change in value indicated in the tables above.
The following tables, presented on a consolidated basis, summarize the aggregate hypothetical change in fair value from an immediate parallel shift in credit spreads assuming interest rates remain fixed, in our fixed maturity and short-term investments portfolio classified as trading and AFS, our funds held directly managed portfolio, our fixed income funds and our fixed income exchange-traded funds, and excludes investments classified as held-for-sale:

	Consolidated
	Credit Spread Shift in Basis Points
As of December 31, 2024	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$9,136	$8,950	$8,771	$8,599	$8,434
Market Value Change from Base	4.1%	2.0%	—	(2.0)%	(3.8)%
Change in Unrealized Value	$365	$179	$—	$(172)	$(337)

As of December 31, 2023	-100	-50	—	+50	+100
Total Market Value (1)	$10,589	$10,360	$10,139	$9,928	$9,725
Market Value Change from Base	4.4%	2.2%	—	(2.1)%	(4.1)%
Change in Unrealized Value	$450	$221	$—	$(211)	$(414)
(1) Excludes equity exchange-traded funds of $39 million and $38 million for the years ended December 31, 2024 and December 31, 2023, respectively, which are included in the Equity Price Risk section below.

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
Fixed Maturities and Short-Term Investments

As a holder of $8.3 billion of fixed maturity and short-term investments, including fixed maturities within our funds held, we also have exposure to credit risk because of investment ratings downgrades or issuer defaults. To mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturities of short-to-medium duration. As of December 31, 2024, 38.1% of our fixed maturity and short-term investment portfolio, including fixed maturities within our funds held, was rated AA or higher by a major rating agency (December 31, 2023: 36.0%) with 5.2% rated lower than BBB- or non-rated (December 31, 2023: 4.8%). The portfolio as a whole, including cash, restricted cash, fixed maturity and short term investments and funds held - directly managed, had an average credit quality rating of A+ as of December 31, 2024 (December 31, 2023: A+). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we believe we do not have significant concentrations of credit risk.
Enstar Group Limited | 2024 Form 10-K                  105

Item 7A | Quantitative and Qualitative Disclosures About Market Risk

A summary of our fixed maturity and short-term investments by credit rating is as follows:

Credit rating	2024	2023	Change
AAA	16.3%	14.1%	2.2%
AA	21.2%	21.4%	(0.2)%
A	36.9%	39.9%	(3.0)%
BBB	20.6%	20.4%	0.2%
Non-investment grade	4.2%	3.7%	0.5%
Not rated	0.8%	0.5%	0.3%
Total	100.0%	100.0%

Average credit rating	A+	A+
Reinsurance Balances Recoverable on Paid and Unpaid Losses

We have exposure to credit risk as it relates to our reinsurance balances recoverable on paid and unpaid losses. Our (re)insurance subsidiaries remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers22.
Funds Held

Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds held balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. Our funds held are presented as a single category within our consolidated balance sheets. Funds held upon which we receive the underlying portfolio investment returns and the contractual right to direct the asset allocation strategies are known as "Funds held - directly managed", and funds held where we receive a fixed crediting rate or other contractually agreed return are known as "Funds held by reinsured companies". Both types of funds held are subject to credit risk. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. As of December 31, 2024, we had funds held concentrations to reinsured companies exceeding 10% of shareholders’ equity of $3.8 billion (December 31, 2023: $4.8 billion) in aggregate. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due.
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
22 A discussion of our reinsurance balances recoverable on paid and unpaid losses is in Note 9 in our consolidated financial statements.
Enstar Group Limited | 2024 Form 10-K                  106

Item 7A | Quantitative and Qualitative Disclosures About Market Risk

	2024	2023	Change
	(in millions of U.S. dollars)
Private equity funds	$1,926	$1,617	$309
Privately held equity investments in common and preferred stocks	460	344	116
Publicly traded equity investments in common and preferred stocks	176	275	(99)
Equity exchange-traded funds	39	38	1
Warrants and other	16	—	16
Equity funds	4	4	—
Fair value of equities at risk	$2,621	$2,278	$343

Impact of 10% decline in fair value	$(262)	$(228)	$(34)
Hedge Funds

As of December 31, 2024, we had investments of $410 million (December 31, 2023: $491 million) in hedge funds, included within our other investments, at fair value, that have exposure to interest rate, credit spread, and equity price risk given the underlying assets in those funds.
As of December 31, 2024 and 2023, the impact of a 10% decline in the fair value of these investments would have been $41 million and $49 million, respectively.
Foreign Currency Risk

The table below summarizes our net exposures as of December 31, 2024 and 2023 to foreign currencies:

	AUD	CAD	EUR	GBP	Other	Total
	(in millions of U.S. dollars)
As of December 31, 2024
Total net foreign currency exposure	$10	$(10)	$11	$(23)	$23	$11
Pre-tax impact of a 10% movement in USD(1)	$1	$(1)	$1	$(2)	$2	$1

As of December 31, 2023
Total net foreign currency exposure	$34	$(29)	$57	$(44)	$52	$70
Pre-tax impact of a 10% movement in USD(1)	$3	$(3)	$6	$(4)	$5	$7
(1) Assumes 10% change in U.S. dollar relative to other currencies.
Through our subsidiaries located in various jurisdictions, we conduct our (re)insurance operations in a variety of non-U.S. currencies. We have the following exposures to foreign currency risk:
•Transaction Risk: The functional currency for most of our subsidiaries is the U.S. dollar. Within these entities, any fluctuations in foreign currency exchange rates relative to the U.S. dollar has a direct impact on the valuation of our assets and liabilities denominated in other currencies. All changes in foreign exchange rates, except for non-U.S. dollar fixed maturities, AFS, are recognized in our consolidated statements of operations. Changes in foreign exchange rates relating to non-U.S. dollar fixed maturities, AFS are recorded in AOCI in shareholders’ equity. Our subsidiaries with non-U.S. dollar functional currencies are also exposed to fluctuations in foreign currency exchange rates relative to their own functional currency.
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
Enstar Group Limited | 2024 Form 10-K                  107

Item 7A | Quantitative and Qualitative Disclosures About Market Risk

•Selectively utilizing foreign currency forward contracts to mitigate foreign currency risk.
We use foreign currency forward exchange rate contracts to manage foreign currency risk. To the extent our foreign currency exposure is not matched or hedged, we may experience foreign exchange losses or gains, which would be reflected in our consolidated results of operations and financial condition.

Enstar Group Limited | 2024 Form 10-K                  108

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules other than those listed above are omitted as they are not applicable or the information has been included in the consolidated financial statements, notes thereto, or elsewhere herein.
Enstar Group Limited | 2024 Form 10-K                  109

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Enstar Group Limited
Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Enstar Group Limited and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Enstar Group Limited | 2024 Form 10-K                  110

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
Valuation of losses and loss adjustment expenses (including those at fair value)
As described in Notes 11 and 14 to the consolidated financial statements, the Company has $10.4 billion of liabilities for losses and loss adjustment expenses and $1.0 billion of liabilities for losses and loss adjustment expenses, at fair value, as of December 31, 2024. The liability for losses and loss adjustment expenses, also referred to as loss reserves, represents both management’s gross estimates before reinsurance for unpaid reported losses and losses that have been incurred but not yet reported estimated using actuarial methods. Management performs an analysis of loss reserves by each portfolio that the Company has acquired. Exposures are separated into homogenous reserving classes, generally lines of business, within each portfolio. As disclosed by management, considerable judgment is used in the process of developing estimates of loss reserves, which involves uncertainty in several areas, including use of actual or industry data for model inputs, and various projection assumptions and judgments depending on product lines, coverage type, or policy year. Several actuarial methods may be used in analyzing and projecting potential reserve positions, and a mix of methods may be considered to form an aggregate reserve position for each portfolio. Key assumptions are made within each actuarial method, including loss development factors and expected loss ratios. For loss reserves reported at fair value, the fair value is calculated as the aggregate of discounted cash flows plus a risk margin. The discounted cash flow approach uses estimated nominal cash flows of losses and loss adjustment expenses based upon a payment pattern developed in accordance with actuarial methods and a discount rate based upon a high quality rated corporate bond yield plus a credit spread for non-performance risk. In addition, in developing loss reserves for insurance claims with asbestos and environmental exposures, alternative actuarial projection methods are employed by management, including the asbestos ground-up exposure analysis (frequency-severity) method. In a frequency-severity method there are two components that need to be estimated, specifically, (1) the number of claims that will ultimately be settled with payment and (2) the average claim indemnity and related estimated legal costs. The estimate of the number of claims that will ultimately be settled with payment is based on assumptions relating to expected future claim filings (derived from epidemiological forecasts of asbestos disease incidents) and claim dismissal rates.
The principal considerations for our determination that performing procedures relating to the valuation of losses and loss adjustment expenses (including those at fair value) is a critical audit matter are (i) the significant judgment by management when developing the estimate of loss reserves, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to (a) the loss development factors, expected loss ratios, and selected aggregate reserve position for each portfolio for non-asbestos and environmental loss reserves, and (b) the number of claims that will ultimately be settled with payment, which includes expected future claim filings and claim dismissal rates, and average claim indemnity and related estimated legal costs in forming an aggregate reserve position for asbestos and environmental loss reserves, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of losses and loss adjustment expenses (including those at fair value), including controls over the development of significant assumptions. These procedures also included, among others (i) testing the completeness and accuracy of the underlying data provided by management and (ii) evaluating the reasonableness of management’s estimate. Evaluating the reasonableness of management’s estimate involved, with the assistance of professionals with specialized skill and knowledge, one or a combination of procedures, including (a) developing an independent estimate of loss reserves for certain reserving classes, and comparing the independent estimate to management’s actuarial determined reserves; (b) evaluating the consistency of management’s actuarial methodologies period-over-period; and (c) evaluating the appropriateness of management’s actuarial methodologies and the reasonableness of management’s significant assumptions related to the loss development factors, expected loss ratios, and selected aggregate reserve position for each portfolio for non-asbestos and environmental loss reserves, and the number of claims that will ultimately be settled with
Enstar Group Limited | 2024 Form 10-K                  111

payment, which includes expected future claim filings and claim dismissal rates, and average claim indemnity and related estimated legal costs in forming an aggregate reserve position for asbestos and environmental loss reserves. Evaluating the reasonableness of these assumptions involved considering actual historical data, loss development patterns, industry data, and other benchmarks, as applicable, for the respective reserving classes.
Valuation of defendant asbestos liabilities
As described in Note 13 to the consolidated financial statements, the Company has $545 million of defendant asbestos and environmental liabilities as of December 31, 2024, substantially all of which consists of defendant asbestos liabilities. Defendant asbestos liabilities include amounts for indemnity and defense costs for pending and future asbestos-related claims, determined by management using actuarial methods. The actuarial methods utilize data resulting from claim experience and include the development of estimates of the potential value of asbestos-related claims asserted but not yet resolved, as well as the number and potential value of asbestos-related claims not yet asserted. In developing the estimate of liability for potential future claims, the actuarial methods project the potential number of future claims based on the Company’s historical claim filings and health studies. The actuarial methods also utilize assumptions based on the Company’s historical proportion of claims resolved without payment, historical claim resolution costs for those claims that result in a payment, and historical defense costs. The liabilities are estimated by management using pending and projected future claim filings, projected payment rates, average claim resolution amounts, and an estimate for defense costs, which are derived based on assumptions relating to defense cost to indemnity cost ratios. Management utilizes judgment when determining the assumptions related to the expected number of future claims (which includes projected future claim filings and projected payments rates), average claim resolution amounts, and estimated defense costs.
The principal considerations for our determination that performing procedures relating to the valuation of defendant asbestos liabilities is a critical audit matter are (i) the significant judgment by management when developing the estimate of the liability, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the expected number of future claims, which includes projected future claim filings and projected payments rates, average claim resolution amounts, and estimated defense costs derived based on assumptions relating to defense cost to indemnity cost ratios, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of defendant asbestos liabilities, including controls over the development of significant assumptions. These procedures also included, among others, (i) the involvement of professionals with specialized skill and knowledge to assist in testing management’s process for developing the estimate of defendant asbestos liabilities, (ii) evaluating the appropriateness of the actuarial methods used, (iii) evaluating the reasonableness of the significant assumptions used by management related to the expected number of future claims, which includes projected future claim filings and projected payment rates, average claim resolution amounts, and estimated defense costs derived based on assumptions relating to defense cost to indemnity cost ratios, and (iv) testing, on a sample basis, the completeness and accuracy of the underlying data used by management.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2025
We have served as the Company’s auditor since 2022.

Enstar Group Limited | 2024 Form 10-K                  112

ENSTAR GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
As of December 31, 2024 and 2023

	2024	2023
	(expressed in millions of U.S. dollars, except share data)
ASSETS
Fixed maturities, trading, at fair value (1)	$1,263	$1,949
Fixed maturities, available-for-sale, at fair value (amortized cost: 2024 — $5,065; 2023 — $5,642; net of allowance: 2023 — $16) (1)	4,691	5,261
Short-term investments, trading, at fair value	1	2
Short-term investments, available-for-sale, at fair value (amortized cost: 2024 — $215; 2023 — $62)	215	62
Funds held (1)	4,979	5,251
Equity securities, at fair value (cost: 2024 — $680; 2023 — $615) (1)	803	701
Other investments, at fair value (includes consolidated variable interest entity: 2024 — $112; 2023 — $59 ) (1)	4,188	3,853
Equity method investments (1)	313	334
Total investments (Note 7) and (Note 14)	16,453	17,413
Cash and cash equivalents (includes consolidated variable interest entity: 2024 — $5; 2023 — $8) (1)	1,098	564
Restricted cash and cash equivalents	456	266
Accrued interest receivable	58	71
Reinsurance balances recoverable on paid and unpaid losses (net of allowance: 2024 — $116; 2023 — $131) (Note 9)	533	740
Reinsurance balances recoverable on paid and unpaid losses, at fair value (Note 9) and (Note 14)	179	217
Insurance balances recoverable (net of allowance: 2024 — $4; 2023 — $5) (Note 13)	172	172
Net deferred charge assets (Note 10)	745	731
Other assets (1)	713	739
TOTAL ASSETS	$20,407	$20,913
LIABILITIES
Losses and loss adjustment expenses (Note 11) (1)	$10,407	$11,196
Losses and loss adjustment expenses, at fair value (Note 11) and (Note 14)	997	1,163
Defendant asbestos and environmental liabilities (Note 13)	545	567
Debt obligations (Note 18)	1,833	1,831
Other liabilities (includes consolidated variable interest entity: 2024 — $2; 2023 — $1) (1)	528	508
TOTAL LIABILITIES	14,310	15,265
COMMITMENTS AND CONTINGENCIES (Note 26)
SHAREHOLDERS’ EQUITY (Note 20)
Voting Ordinary Shares (issued and outstanding 2024: 15,241,316; 2023: 15,196,685)	15	15
Preferred Shares:
Series D Preferred Shares (issued and outstanding 2024 and 2023: 16,000; liquidation preference $400)	400	400
Series E Preferred Shares (issued and outstanding 2024 and 2023: 4,400; liquidation preference $110)	110	110
Treasury shares, at cost:
Series C Preferred Shares (all issued shares held in treasury in 2024 and 2023: 388,571)	(422)	(422)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2024 and 2023: 565,630)	(1)	(1)
Additional paid-in capital	600	579
Accumulated other comprehensive loss	(341)	(336)
Retained earnings	5,730	5,190
Total Enstar Shareholders’ Equity	6,091	5,535
Noncontrolling interests (Note 19)	6	113
TOTAL SHAREHOLDERS’ EQUITY	6,097	5,648
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,407	$20,913
(1) See Note 24 for additional information regarding related party transactions.

See accompanying notes to the consolidated financial statements.

Enstar Group Limited | 2024 Form 10-K                  113

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
	(expressed in millions of U.S. dollars, except share and per share data)
REVENUES
Net premiums earned (1)	$40	$43	$66
Net investment income (1)	651	647	455
Net realized losses	(9)	(65)	(111)
Fair value changes in trading securities, funds held and other investments (1)	456	528	(1,503)
Other income	67	288	39
Total revenues	1,205	1,441	(1,054)

EXPENSES
Net incurred losses and loss adjustment expenses
Current period	23	30	48
Prior period	(149)	(131)	(756)
Total net incurred losses and loss adjustment expenses (1)	(126)	(101)	(708)
Policyholder benefit expenses	—	—	25
Defendant asbestos and environmental expenses	40	12	4
Amortization of net deferred charge assets	117	106	80
Acquisition costs	9	10	23
General and administrative expenses	391	369	331
Goodwill impairment	63	—	—
Interest expense	89	90	89
Net foreign exchange gains	(39)	—	(15)
Total expenses	544	486	(171)

INCOME (LOSS) BEFORE INCOME TAXES	661	955	(883)
Income tax (expense) benefit	(62)	250	12
(Losses) income from equity method investments (1)	(18)	13	(74)
NET INCOME (LOSS)	581	1,218	(945)
Net (income) loss attributable to noncontrolling interest	(5)	(100)	75
NET INCOME (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	576	1,118	(870)
Dividends on preferred shares	(36)	(36)	(36)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$540	$1,082	$(906)

Earnings (loss) per ordinary share attributable to Enstar Ordinary Shareholders:
Basic	$36.83	$69.22	$(52.65)
Diluted	$35.90	$68.47	$(52.65)
Weighted average ordinary shares outstanding:
Basic	14,660,810	15,631,770	17,207,229
Diluted	15,040,879	15,802,618	17,323,130
(1) See Note 24 for additional information regarding related party transactions.

See accompanying notes to the consolidated financial statements.
Enstar Group Limited | 2024 Form 10-K                  114

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
	(expressed in millions of U.S. dollars)

NET INCOME (LOSS)	$581	$1,218	$(945)

Other comprehensive income (loss), net of income taxes:
Unrealized (losses) gains on fixed maturity available-for-sale investments arising during the year	(2)	154	(681)
Reclassification adjustment for change in allowance for credit losses recognized in net income (loss)	(15)	(11)	28
Reclassification adjustment for net realized losses recognized in net income (loss)	24	75	81
Unrealized gains (losses) arising during the year, net of reclassification adjustments	7	218	(572)
Remeasurement of future policyholder benefits - change in discount rate	—	—	363
Reclassification adjustment for remeasurement of future policyholder benefits included in net income	—	(363)	—
Change in currency translation adjustment	(2)	3	—
Change in net liability for losses and LAE at fair value - Instrument-specific credit risk	(10)	20	—
Other	—	—	(2)
Total other comprehensive loss	(5)	(122)	(211)

Comprehensive income (loss)	576	1,096	(1,156)
Less: Comprehensive income attributable to noncontrolling interest	(5)	(12)	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$571	$1,084	$(1,156)
See accompanying notes to the consolidated financial statements.

Enstar Group Limited | 2024 Form 10-K                  115

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY For the Years Ended December 31, 2024 and 2023

	Share Capital (1)
		Non-voting Convertible Ordinary Shares	Preferred Shares		Treasury Shares
	Voting Ordinary Shares	Series C	Series D	Series E	Series C Preferred Shares	JSOP	APIC	AOCI	Retained Earnings	Total Enstar Shareholders' Equity	NCI	Total Shareholders' Equity
	(in millions of U.S. dollars)
Year Ended December 31, 2024
Balance as of December 31, 2023	$15	$—	$400	$110	$(422)	$(1)	$579	$(336)	$5,190	$5,535	$113	$5,648
Net income attributable to Enstar or noncontrolling interests	—	—	—	—	—	—	—	—	576	576	5	581
Dividends on preferred shares	—	—	—	—	—	—	—	—	(36)	(36)	—	(36)
Amortization of share-based compensation	—	—	—	—	—	—	34	—	—	34	—	34
Acquisition of noncontrolling shareholders' interest in subsidiary	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(5)	—	(5)	—	(5)
Redemptions of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(106)	(106)
Other	—	—	—	—	—	—	(13)	—	—	(13)	—	(13)
Balance as of December 31, 2024	$15	$—	$400	$110	$(422)	$(1)	$600	$(341)	$5,730	$6,091	$6	$6,097

Year Ended December 31, 2023
Balance as of December 31, 2022	$16	$1	$400	$110	$(422)	$(1)	$766	$(302)	$4,406	$4,974	$186	$5,160
Net income attributable to Enstar or noncontrolling interests (excludes redeemable noncontrolling interests)	—	—	—	—	—	—	—	—	1,118	1,118	85	1,203
Dividends on preferred shares	—	—	—	—	—	—	—	—	(36)	(36)	—	(36)
Repurchase of voting ordinary shares	—	—	—	—			(3)	—	—	(3)	—	(3)
Ordinary shares repurchased	(1)	(1)	—	—	—	—	(230)	—	—	(232)	—	(232)
Amortization of share-based compensation	—	—	—	—	—	—	28	—	—	28	—	28
Acquisition of noncontrolling shareholders' interest in subsidiary	—	—	—	—	—	—	18	—	—	18	(175)	(157)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(34)	—	(34)	(90)	(124)
Redemptions/Subscriptions of NCI	—	—	—	—	—	—	—	—	—	—	107	107
Other	—	—	—	—	—	—	—	—	(298)	(298)	—	(298)
Balance as of December 31, 2023	$15	$—	$400	$110	$(422)	$(1)	$579	$(336)	$5,190	$5,535	$113	$5,648
(1) Series C and E non-voting convertible shares repurchased and retired in March 2023 were excluded from these tables as all par value amounts were less than $1 million.

Enstar Group Limited | 2024 Form 10-K                  116

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY For the Year Ended December 31, 2022

	Share Capital (1)
		Non-voting Convertible Ordinary Shares	Preferred Shares		Treasury Shares
	Voting Ordinary Shares	Series C	Series D	Series E	Series C Preferred Shares	JSOP	APIC	AOCI	Retained Earnings	Total Enstar Shareholders' Equity	NCI	Total Shareholders' Equity
	(in millions of U.S. dollars)
Year Ended December 31, 2022
Balance as of December 31, 2021	$17	$1	$400	$110	$(422)	$(1)	$922	$(16)	$5,312	$6,323	$230	$6,553
Net income attributable to Enstar or noncontrolling interests (excludes redeemable noncontrolling interests)	—	—	—	—	—	—	—	—	(945)	(945)	(70)	(1,015)
Dividends on preferred shares	—	—	—	—	—	—	—	—	(36)	(36)	—	(36)
Repurchase of voting ordinary shares	—	—	—	—	—	—	(4)	—	—	(4)	—	(4)
Ordinary shares repurchased	(1)	—	—	—	—	—	(162)	—	—	(163)	—	(163)
Amortization of share-based compensation	—	—	—	—	—	—	10	—	—	10	—	10
Acquisition of noncontrolling shareholders' interest in subsidiary	—	—	—	—	—	—	—	—	—	—	(55)	(55)
Change in unrealized losses on available-for-sale investments attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(9)	(9)
Change in remeasurement of future policyholder benefits attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	90	90
Other	—	—	—	—	—	—	—	(286)	75	(211)	—	(211)
Balance as of December 31, 2022	$16	$1	$400	$110	$(422)	$(1)	$766	$(302)	$4,406	$4,974	$186	$5,160
(1) Series E non-voting convertible shares were excluded from these tables as all par value amounts were less than $1 million.

Enstar Group Limited | 2024 Form 10-K                  117

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
	(expressed in millions of U.S. dollars)
OPERATING ACTIVITIES:
Net income (loss)	$581	$1,218	$(945)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Realized losses (gains) on investments	9	65	111
Fair value changes in trading securities, funds held and other investments	(456)	(528)	1,503
Goodwill impairment	63	—	—
Amortization of net deferred charge assets	117	106	80
Depreciation, accretion and other amortization	(11)	7	47
Net gain on Enhanzed Re novation	—	(275)	—
Losses (income) from equity method investments	18	(13)	74
Other adjustments	2	5	13
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	248	142	375
Losses and loss adjustment expenses	(1,041)	(624)	(151)
Defendant asbestos and environmental liabilities	(22)	(40)	(31)
Other operating assets and liabilities	(138)	(376)	(571)
Funds held	254	(296)	(1,174)
Cash from (used in) operating activities:
Cash consideration for the Enhanzed Re novation	—	94	—
Sales and maturities of trading securities	1,198	1,530	2,376
Purchases of trading securities	(339)	(492)	(1,450)
Net cash flows provided by operating activities	483	523	257
INVESTING ACTIVITIES:
Sales and maturities of available-for-sale securities	$2,102	$2,132	$2,502
Purchase of available-for-sale securities	(1,774)	(1,959)	(2,295)
Sale of subsidiary	4	—	—
Purchase of other investments	(991)	(911)	(1,552)
Proceeds from other investments	848	530	420
Proceeds from the sale of equity method investments	20	48	—
Acquisition, net of cash acquired (1)	76	—	—
Other	1	12	6
Net cash flows provided by (used in) investing activities	286	(148)	(919)
FINANCING ACTIVITIES:
Dividends on preferred shares	$(36)	$(36)	$(36)
Dividends paid to noncontrolling interests	—	—	(55)
Acquisition of noncontrolling and redeemable noncontrolling shareholders’ interests in subsidiaries	(6)	(294)	—
Repurchase of shares	—	(531)	(163)
Issuance of debt, net of issuance costs (2)	—	—	494
Repayment of debt (2)	—	—	(356)
Net cash flows used in financing activities	(42)	(861)	(116)
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3)	(14)	16
Enstar Group Limited | 2024 Form 10-K                  118

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	724	(500)	(762)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	830	1,330	2,092
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$1,554	$830	$1,330
(1) Gross cash within the business acquired was $121 million and cash paid as consideration for the business was $45 million resulting in net cash acquired of $76 million.
(2) We borrowed and fully repaid $150 million of loans under our revolving credit facility during 2023.

Supplemental Cash Flow Information:
Income taxes (received) paid, net of refunds	$(13)	$16	$3
Interest paid	88	88	86

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$1,098	$564	$822
Restricted cash and cash equivalents	456	266	508
Cash, cash equivalents and restricted cash	$1,554	$830	$1,330

Non-cash operating activities:
Novation of future policy holder benefits	$—	828	$—
Funds held directly managed transferred in exchange on novation of future policy holder benefits	—	(949)	—
Other assets / liabilities transferred on novation of future policy holder benefits	—	(62)	—
Losses and loss adjustment expenses transferred in connection with settlement of participation in Atrium's Syndicate 609	—	173	—
Investments transferred in connection with settlement of participation in Atrium's Syndicate 609	—	(173)	—
Non-cash investing activities:
Unsettled purchases of available-for-sale securities and other investments	$(1)	$(5)	$(1)
Unsettled sales of available-for-sale securities and other investments	19	1	6
Receipt of available-for-sale securities as consideration in exchange for assumption of reinsurance contract liabilities	16	113	—
Receipt of available-for-sale debt securities as consideration in exchange for assumption of liabilities	—	—	508
AFS securities received as consideration for assumption of liabilities	22	—	—
Redemption of NCI	(106)	—	—
Non-cash financing activities:
Settlement of loan receivable as partial consideration for RNCI redemption	$—	15	—
Transfer of equity interest in Northshore as partial consideration for RNCI redemption	—	48	—
Redemption of NCI (Note 19)	106	—	—

See accompanying notes to the consolidated financial statements.
Enstar Group Limited | 2024 Form 10-K                  119

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
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
Under the terms of the Merger Agreement, all the Company’s issued and outstanding ordinary shares, par value $1.00 per share, will be converted into the right to receive $338 in cash per ordinary share, except for shares held  by Sixth Street and certain shareholders who will reinvest in the merged entity. The total consideration to be paid to our shareholders is approximately $5.1 billion. Completion of the Merger remains subject to certain conditions, including certain regulatory approvals. The Merger is expected to close in mid-2025.
In connection with the Merger Agreement, any Company restricted stock awards, restricted stock unit awards, deferred stock awards, and performance shares that are outstanding immediately prior to completion of the Merger will generally become vested and are included in the consideration. As part of the consideration, Enstar has agreed to a return of capital of $500 million to the Company’s shareholders, which is included as part of the total $338 per ordinary share in cash to be received at the close of the Merger. Upon completion of the transaction, the Company's ordinary shares will no longer be publicly listed, and the Company will become a privately held company.
The Merger Agreement contains termination rights for the Company and Sixth Street upon the occurrence of certain events, including, among others:
1.if the consummation of the Merger does not occur on or before July 29, 2025 (the “Closing Date”); except that if the effective time of the Merger has not occurred by July 29, 2025 due to the fact that all required applicable regulatory approvals have not been obtained on acceptable terms but all other conditions to closing have been satisfied (other than those conditions that by their terms are to be satisfied at the closing, each of which is capable of being satisfied) or (to the extent permitted by law) waived, the Closing Date would be automatically extended by another six months; and
2.if Sixth Street wishes to terminate the Merger Agreement upon the occurrence of a Specified Debt Event of Default (as defined in the Merger Agreement).
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
The Company’s Shareholders approved the Merger Agreement on November 6, 2024, at a formal shareholders’ meeting. The Company and Sixth Street are working to complete the Merger and anticipate receiving all requisite regulatory approvals by mid-2025.
Enstar Group Limited | 2024 Form 10-K                  120

2. BUSINESS OVERVIEW AND BASIS OF PRESENTATION

Business
Enstar Group Limited ("Enstar") is a leading global (re)insurance group that offers innovative capital release solutions through its network of group companies operating in Bermuda, the United States, the United Kingdom, Liechtenstein, Belgium and Australia. Our core focus is acquiring and managing (re)insurance companies and portfolios of (re)insurance business in run-off.
Our voting ordinary shares are listed on the NASDAQ Global Select Market under the ticker symbol "ESGR". Unless the context indicates otherwise, the terms "Enstar," "we," "us" or "our" mean Enstar Group Limited and its consolidated subsidiaries and the term "Parent Company" means Enstar Group Limited and not any of its consolidated subsidiaries.
Basis of Presentation
The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated. Certain comparative information has been reclassified to conform to the current presentation.
The consolidated financial statements include the accounts of Enstar Group Limited, our controlled subsidiaries (generally through a greater than 50 percent ownership of voting rights and voting interests), and variable interest entities (“VIE”s) of which we are the primary beneficiary. Equity investments in entities that we do not consolidate, including corporate entities in which we have significant influence and partnership and partnership-like entities in which we have more than minor influence over the operating and financial policies, are accounted for under the equity method unless we have elected the fair value option.
Prior to the fourth quarter ending December 31, 2022, all our material subsidiaries were accounted for on a calendar year end basis. Enhanzed Re Ltd., one of our wholly-owned subsidiaries, was accounted for on a fiscal year ending September 30 basis. In the fourth quarter 2022, substantially all Enhanzed Re’s operations were ceased through a series of commutation, novation and termination actions. These actions are described in Note 12 to these financial statements, which included a description of the impacts recorded in the first quarter 2023. After these actions, all of our material subsidiaries are on a calendar year end basis.
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
The estimation of unpaid claim liabilities at any given point in time is subject to a high degree of uncertainty for a several reasons. A significant amount of time can lapse between the assumption of risk, the occurrence of a loss event, the reporting of the event to an (re)insurance company and the ultimate payment of the claim on the loss event. Certain estimates for unpaid claim liabilities involve considerable uncertainty due to significant coverage litigation and it can be unclear whether past claim experience will be representative of future claim experience.
We are subject to economic factors such as interest rates, inflation, foreign exchange rates, adverse reserve developments, regulation, tax policy changes, political risks and other market risks that can impact our strategy, operations, and results.

Enstar Group Limited | 2024 Form 10-K                  121

Item 8 | Notes to Consolidated Financial Statements | Note 3 - Significant Accounting Policies

3. SIGNIFICANT ACCOUNTING POLICIES

The following table identifies our significant accounting policies presented in other notes to our consolidated financial statements:

Significant Accounting Policies	Note Reference(s)
•Acquisitions	Note 6 - Business Acquisitions
•Short-term investments and fixed maturities •Allowance for credit losses •Equity securities •Other investments, at fair value •Equity method investments •Funds held	Note 7 - Investments
•Derivative instruments	Note 8 - Derivatives and Hedging Instruments
•Reinsurance Balances Recoverable on Paid and Unpaid Losses	Note 9 - Reinsurance Balances Recoverable on Paid and Unpaid Losses
•Deferred Charge Assets and Deferred Gain Liabilities	Note 10 - Deferred Charge Assets and Deferred Gain Liabilities
•Losses and LAE	Note 11 - Losses and Loss Adjustment Expenses
•Defendant Asbestos and Environmental Liabilities •Insurance Balances Recoverable	Note 13 - Defendant Asbestos and Environmental Liabilities
•Variable Interest Entities	Note 15 - Variable Interest Entities
•Earnings Per Share	Note 21 - Earnings Per Share
•Share-Based Compensation	Note 22 - Share-Based Compensation
•Income Taxes	Note 23 - Income Taxation
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
Enstar Group Limited | 2024 Form 10-K                  122

Item 8 | Notes to Consolidated Financial Statements | Note 3 - Significant Accounting Policies

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
Premiums receivable are reported net of an allowance for expected credit losses as appropriate. The allowance is based upon our ongoing review of amounts outstanding, historical loss data, including delinquencies and write-offs, current and forecasted economic conditions and other relevant factors. The credit risk on our premiums receivable balances is substantially reduced where we can cancel the underlying policy if the policyholder does not pay the related premium.
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
Cash and cash equivalents
Cash equivalents include money market funds, fixed interest deposits and all highly liquid debt instruments purchased with an original maturity of three months or less. Securities included within cash equivalents are stated at estimated fair value, while other investments included within cash equivalents are stated at amortized cost which approximates estimated fair value.
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
•Disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition;
•Disclose, on an interim basis, all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280;
Enstar Group Limited | 2024 Form 10-K                  123

Item 8 | Notes to Consolidated Financial Statements | Note 3 - Significant Accounting Policies

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
These amendments were effective for annual reporting periods beginning after December 15, 2023 and interim reporting periods beginning after December 15, 2024.
We adopted ASU 2023-07 in our annual financial statements for the year ended December 31, 2024, which was applied retrospectively to all prior periods presented. Refer to Note 5 for the expanded segment disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted
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
Adopting ASU 2023-09 will require us to expand our income tax disclosures. We expect to prospectively adopt this ASU within our annual financial statements for the year ended December 31, 2025.
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
Enstar Group Limited | 2024 Form 10-K                  124

Item 8 | Notes to Consolidated Financial Statements | Note 3 - Significant Accounting Policies

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
Adopting ASU 2024-03 will require us to expand our disclosures related to costs and expenses. We expect to adopt the new guidance in the period of effectiveness.

4. SIGNIFICANT NEW BUSINESS

We define new business as material transactions, which generally take the form of reinsurance or direct business transfers.
Signed and closed reinsurance agreements
During the year ended December 31, 2024, we closed reinsurance transactions with R&Q (Accredited), IAG, SiriusPoint, QBE, and James River. Additionally, in July 2024 we closed a transaction to reinsure certain 2019 and 2020 business written by a third-party capital platform which uses Insurance Linked securities (“ILS”) to fund its risks, for which we received premium of $294 million.
The table below sets forth a summary of new significant reinsurance business that we closed between January 1, 2024 and December 31, 2024:

Line of Business	Consideration Received	Net Loss Reserves Assumed	DCA (1)	Type of Transaction	Remaining Limit upon Acquisition	Jurisdiction
	(in millions of U.S. dollars)
Diversified mix including asbestos, general casualty, and workers’ compensation	$282	$297	$15	LPT and ADC	$111	U.S., U.K. and Europe
Property catastrophe and COVID-19 exposures	294	294	—	LPT	Varies(2)	Global
Product & public liability, compulsory third-party motor, professional risks, and workers’ compensation	200	202	2	ADC	240	Australia
Workers’ compensation	300	355	55	LPT	266	U.S.
U.S. commercial liability, general aviation, and workers’ compensation	357	392	35	LPT	178	U.S.
General casualty, product liability, and commercial auto liability	52	76	24	ADC	—	U.S.
Total 2024	$1,485	$1,616	$131
(1) Where the estimated ultimate losses payable exceed the consideration received at the inception of the agreement, a deferred charge asset (“DCA”) is recorded. Refer to Note 10 for additional information.
(2) The limits vary dependent on each individual covered contract under the agreement.
Signed reinsurance agreements not closed as of December 31, 2024
The table below sets forth a summary of new reinsurance business that we have signed during the year ended December 31, 2024 with AXIS along with a novation of reinsurance related to casualty business, that had yet to close of December 31, 2024.

Line of Business	Agreement Date	Type of Transaction	Estimated Reserves (1)
			(in millions of U.S. dollars)
Diversified mix including liability, professional risk, and motor	December 13, 2024	LPT	$2,290
Casualty (2)	December 13, 2024	Novation	175
Total			$2,465
(1) Estimated reserves are subject to changes following the closing of the transactions.
Enstar Group Limited | 2024 Form 10-K                  125

Item 8 | Notes to Consolidated Financial Statements | Note 4 - Significant New Business

(2) Transaction closed on January 28, 2025.
Enstar Group Limited | 2024 Form 10-K                  126

Item 8 | Notes to Consolidated Financial Statements | Note 5 - Segment Information

5. SEGMENT INFORMATION

Effective January 1, 2024, we have two segments that align with how our chief operating decision maker ("CODM"), our Chief Executive Officer, views our business, assesses performance and allocates resources to our business components. In addition, we report certain results of operations that are not directly attributable to our reportable segments in Corporate & Other which does not qualify as an operating segment.
•Run-off Segment: The Run-off segment is a function of development and settlement of assumed run-off books of business which consists of our acquired property and casualty and other (re)insurance business, including our defendant asbestos and environmental (“A&E”) businesses and StarStone International (from January 1, 2021) following our decision to place it into an orderly run-off.
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
The Run-off segment results are comprised of net premiums earned, other income, net incurred losses and LAE, acquisition costs and general and administrative expenses.
•Investments Segment: The Investments segment consists of our investment activities and the performance of our investment portfolio.
Our primary objective of the Investments segment is to obtain the highest possible risk and capital adjusted returns while maintaining prudent diversification of assets and operating within the constraints of a global regulated (re)insurance company. We additionally consider the liquidity requirements and duration of our claims, policyholder benefits and contract liabilities.
The Investments segment results are comprised of net investment income, net realized gains (losses), fair value changes in trading securities, funds held and other investments, general and administrative expenses and income from equity method investments.
Effective January 1, 2024, each of our Assumed Life and Legacy Underwriting reportable segments were determined to no longer meet the definition of reportable segments as they no longer engage in any active business activities following the series of commutation and novation transactions in Enhanzed Re and the settlement of the arrangements between SGL No. 1, Arden, and Atrium. Given the cessation of business activities and that all remaining activities are not expected to be material, all residual income or expense of the former Assumed Life and Legacy Underwriting reportable segments have been prospectively included within our Corporate and Other activities.
•Former Assumed Life: The former Assumed Life segment previously consisted of Enhanzed Re’s life and property aggregate excess of loss (catastrophe) business.
In August 2022, Enhanzed Re entered into a Master Agreement with Cavello and Allianz SE, pursuant to which a series of commutation and novation agreements were completed which ceased any continuing reinsurance obligations for this segment. We recognized the impact of transactions that closed in the fourth quarter of 2022 in the first quarter of 2023 due to the quarter lag in reporting.
The former Assumed Life segment results were comprised of net premiums earned, other income, net incurred losses and LAE, policyholder benefit expenses, acquisition costs and general and administrative expenses.
•Former Legacy Underwriting Segment: The former Legacy Underwriting segment was previously comprised of SGL No.1's 25% gross share of the 2020 and prior underwriting years of Atrium's Syndicate 609 at Lloyd's, offset by the contractual transfer of the results of that business to the Atrium entities that were divested in an exchange transaction (the “Exchange Transaction”).
There is no net retention for Enstar on Atrium's 2020 and prior underwriting years. The contractual arrangements between SGL No. 1, Arden and Atrium relating to the reinsurance agreements and the Capacity Lease Agreement were settled in the second quarter of 2023.
The former Legacy Underwriting segment results were previously comprised of net premiums earned, net investment income, net realized gains (losses), fair value changes in trading securities, funds held and other
Enstar Group Limited | 2024 Form 10-K                  127

Item 8 | Notes to Consolidated Financial Statements | Note 5 - Segment Information

investments, other income (expense), net incurred losses and LAE, acquisition costs and general and administrative expenses.
Management measures segment performance based on segment income (loss), which is used by the CODM to allocate resources (including employees and financial or capital resources) for each segment. The CODM uses segment income (loss) to assess the Run-off segment, which is predominately a function of the development of our net incurred losses and LAE, as well as the Investment segment, which is predominately a function of investment income and returns. Segment income (loss) is derived by including certain items from total income and net income (loss) attributable to Enstar ordinary shareholders, as defined above. Income and expense items that are not directly attributable to our reportable segments are included within our Corporate and Other activities, which do not qualify as an operating segment. These include:
•holding company income and expenses,
•the amortization of net DCAs on retroactive reinsurance contracts,
•the amortization of fair value adjustments associated with the acquisition of companies,
•changes in the discount rate and risk margin components of the fair value of assets and liabilities related to our assumed retroactive reinsurance contracts for which we have elected the fair value option,
•corporate expenses not allocated to our reportable segments,
•debt servicing costs,
•net foreign exchange gains (losses),
•gains (losses) arising on the purchases and sales of subsidiaries (if any),
•income tax benefit (expense),
•net income (losses) from discontinued operations, net of income tax (if any),
•net (income) loss attributable to noncontrolling interest, and
•preferred share dividends.
The amortization of DCAs, fair value adjustments and changes in the discount rate and risk margin components of the fair value of assets and liabilities related to our assumed retroactive reinsurance contracts for which we have elected the fair value option form part of Corporate and Other activities as the CODM evaluates the performance of the Run-off segment (and previously, the Legacy Underwriting segment) without consideration of these amounts.
Expenses that are directly attributable to our reportable segments are disclosed under those segments while non-direct expenses, as well as costs related to shared services that are not directly attributable to our reportable segments, are allocated to our reportable segments as well as to our Corporate and Other activities, on the basis of the actual or proportion of benefit derived from the services provided.
Our assets are reviewed on a consolidated basis by management for decision making purposes since they support business operations across our reportable segments and our Corporate and Other activities. We do not allocate assets to our reportable segments except for reinsurance balances recoverable on paid and unpaid losses and goodwill that are directly attributable to the Run-off segment.

Enstar Group Limited | 2024 Form 10-K                  128

Item 8 | Notes to Consolidated Financial Statements | Note 5 - Segment Information

The following table sets forth select consolidated statements of operations results by segment for the years ended December 31, 2024, 2023, and 2022:

	2024
	Run-off	Investments	Total
	(in millions of U.S. dollars)
REVENUES	$79	$1,098	$1,177
Losses from equity method investments	—	(18)	(18)
EXPENSES
Net incurred losses and LAE	(159)	—	(159)
Defendant asbestos and environmental expenses	32	—	32
Salaries and benefit expenses	118	23	141
Professional fee expenses	29	4	33
Goodwill impairment	63	—	63
Other segment items (1)	40	13	53
Segment net income (loss)	$(44)	$1,040	$996

Reconciliation of revenues
Segment revenues			$1,177
Corporate and Other			28
Total revenues			$1,205

Reconciliation of segment net income (loss) to Net income attributable to Enstar Ordinary Shareholders
Segment net income			$996
Corporate and Other:
Other income			28
Net incurred losses and LAE(2)			(33)
Defendant asbestos and environmental expenses (3)			(8)
Amortization of net deferred charge assets			(117)
Corporate and Other general and administrative expenses			(173)
Interest expense			(89)
Net foreign exchange gains			39
Income tax expense			(62)
Less: Net income attributable to noncontrolling interest			(5)
Less: Dividends on preferred shares			(36)
Total - Corporate and Other net loss			(456)
Net income attributable to Enstar Ordinary Shareholders			$540
(1) Other segment items for each reportable segment includes:
•Run-off – acquisition costs, IT-related expenses, banking fees, and other general and administrative expenses
•Investments – banking fees and other general and administrative expenses
(2) Net incurred losses and LAE for Corporate and Other activities includes the fair value adjustments associated with the acquisition of companies and the changes in the discount rate and risk margin components of the fair value of assets and liabilities related to our assumed retroactive reinsurance contracts for which we have elected the fair value option.
(3) Includes the amortization of fair value adjustments associated with the acquisition of DCo, LLC (“DCo”) and Morse TEC LLC (“Morse TEC”) for Corporate and Other activities.

Enstar Group Limited | 2024 Form 10-K                  129

Item 8 | Notes to Consolidated Financial Statements | Note 5 - Segment Information

	2023
	Run-off	Investments	Former Assumed Life	Total
	(in millions of U.S. dollars)
REVENUES	$52	$1,110	$277	$1,439
Income from equity method investments	—	13	—	13
EXPENSES
Net incurred losses and LAE	(196)	—	—	(196)
Defendant asbestos and environmental expenses	(1)	—	—	(1)
Salaries and benefit expenses	113	25	—	138
Professional fee expenses	33	4	—	37
Other segment items (1)	41	14	—	55
Segment net income	$62	$1,080	$277	$1,419

Reconciliation of revenues
Segment revenues				$1,439
Corporate and Other				2
Total revenues				$1,441

Reconciliation of segment net income (loss) to net income attributable to Enstar Ordinary Shareholders
Segment net income				$1,419
Corporate and Other:
Other income				2
Net incurred losses and LAE				(95)
Defendant asbestos and environmental expenses				(13)
Amortization of net deferred charge assets				(106)
Corporate and Other general and administrative expenses				(149)
Interest expense				(90)
Income tax benefit				250
Less: Net income attributable to noncontrolling interest				(100)
Less: Dividends on preferred shares				(36)
Total - Corporate and Other net loss				(337)
Net income attributable to Enstar Ordinary Shareholders				$1,082
(1) Other segment items for each reportable segment includes:
•Run-off – acquisition costs, IT-related expenses, banking fees, and other general and administrative expenses
•Investments – banking fees and other general and administrative expenses
Enstar Group Limited | 2024 Form 10-K                  130

Item 8 | Notes to Consolidated Financial Statements | Note 5 - Segment Information

	2022
	Run-off	Investments	Former Assumed Life	Former Legacy Underwriting	Total
	(in millions of U.S. dollars)
REVENUES	$59	$(1,159)	$17	$10	$(1,073)
Losses from equity method investments	—	(74)	—	—	(74)
EXPENSES
Net incurred losses and LAE	(442)	—	(55)	7	(490)
Defendant asbestos and environmental expenses	(3)	—	—	—	(3)
Salaries and benefit expenses	95	22	4	—	121
Professional fee expenses	18	4	2	2	26
Other segment items (1)	52	11	26	1	90
Segment net income (loss)	$339	$(1,270)	$40	$—	$(891)

Reconciliation of revenues
Segment revenues					$(1,073)
Corporate and Other					19
Total revenues					$(1,054)

Reconciliation of segment net income (loss) to net income attributable to Enstar Ordinary Shareholders
Segment net loss					$(891)
Corporate and Other:
Other income					19
Net incurred losses and LAE					218
Defendant asbestos and environmental expenses					(7)
Amortization of net deferred charge assets					(80)
Corporate and Other general and administrative expenses					(142)
Interest expense					(89)
Net foreign exchange gains					15
Income tax benefit					12
Less: Net loss attributable to noncontrolling interest					75
Less: Dividends on preferred shares					(36)
Total - Corporate and Other net loss					(15)
Net loss attributable to Enstar Ordinary Shareholders					$(906)
(1) Other segment items for each reportable segment includes:
•Run-off – acquisition costs, IT-related expenses, banking fees, and other general and administrative expenses
•Investments – banking fees and other general and administrative expenses
•Assumed Life – future policyholder benefit expenses and general and administrative expenses
•Legacy Underwriting – acquisition costs

Enstar Group Limited | 2024 Form 10-K                  131

Item 8 | Notes to Consolidated Financial Statements | Note 5 - Segment Information

Gross Premiums Written by Geographical Area
The following tables summarize our gross premiums written by geographical region, which is based upon the location of the subsidiaries underwriting the policies, for the years ended December 31, 2024, 2023 and 2022 (2024 and 2023 only consisted of the Run-off Segment):

	2024		2023
	Total/Run-off	%	Total/Run-off	%
	(In millions of U.S. dollars, except percentages)
United States	$7	64%	$98	97%
United Kingdom	2	18%	6	6%
Europe	1	9%	(3)	(3)%
Other	1	9%	—	—%
Total	$11	100%	$101	100%

	2022
	Run-off		Assumed Life		Legacy Underwriting		Total
	Total	%	Total	%	Total	%	Total	%
	(In millions of U.S. dollars, except percentages)
United States	$3	60%	$—	—%	$8	100%	$11	44%
United Kingdom(1)	(7)	(140)%	—	—%	—	—%	(7)	(28)%
Europe	1	20%	12	100%	—	—%	13	52%
Asia	8	160%	—	—%	—	—%	8	32%
Total	$5	100%	$12	100%	$8	100%	$25	100%
(1)    Gross premiums written were negative for Run-off segment business located in the U.K., primarily because of an adjustment to premiums written.
Enstar Group Limited | 2024 Form 10-K                  132

Item 8 | Notes to Consolidated Financial Statements | Note 6 - Business Acquisitions

6. BUSINESS ACQUISITIONS

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
Enhanzed Re
On December 28, 2022, Enhanzed Re, our majority owned (75.1%) subsidiary at the time, acquired Allianz’s remaining 24.9% interest for $175 million. The purchase consideration was based on the final net book value of Enhanzed Re as of December 31, 2022. Following the repurchase, Enhanzed Re became a wholly-owned subsidiary of Enstar.

Signed and closed business acquisitions as of December 31, 2024
On November 5, 2024, we closed an agreement to purchase all of the voting and non-voting shares in a Class 3B Bermuda-based reinsurer and segregated accounts company within the property catastrophe ILS market for a purchase price of $45 million. As part of the acquisition, we acquired $129 million of assets and $69 million of liabilities.
Enstar Group Limited | 2024 Form 10-K                  133

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
Short-term and fixed maturities classified as trading are carried at fair value, with realized gains and losses and fair value changes included in net income and reported as fair value changes in trading securities, funds held and other investments.
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
Asset Types
The fair values of the underlying asset categories comprising our short-term and fixed maturities classified as trading and AFS as of December 31, 2024 and 2023:

	2024
	Fixed maturities, trading	Fixed maturities, AFS	Short-term investments, trading	Short-term investments, AFS	Total
	(in millions of U.S. dollars)
U.S. government and agency	$13	$213	$—	$194	$420
U.K. government	15	29	—	—	44
Other government	91	266	—	2	359
Corporate	917	2,324	1	19	3,261
Municipal	30	79	—	—	109
Residential mortgage-backed	48	373	—	—	421
Commercial mortgage-backed	102	682	—	—	784
Asset-backed	47	725	—	—	772
Total fixed maturity and short-term investments	$1,263	$4,691	$1	$215	$6,170

Enstar Group Limited | 2024 Form 10-K                  134

Item 8 | Notes to Consolidated Financial Statements | Note 7 - Investments

	2023
	Fixed maturities, trading	Fixed maturities, AFS	Short-term investments, trading	Short-term investments, AFS	Total
	(in millions of U.S. dollars)
U.S. government and agency	$76	$212	$—	$38	$326
U.K. government	21	51	—	—	72
Other government	144	245	—	2	391
Corporate	1,349	2,758	2	22	4,131
Municipal	49	93	—	—	142
Residential mortgage-backed	55	432	—	—	487
Commercial mortgage-backed	138	703	—	—	841
Asset-backed	117	767	—	—	884
Total fixed maturity and short-term investments	$1,949	$5,261	$2	$62	$7,274
Included within residential mortgage-backed securities as of December 31, 2024 were securities issued by U.S. governmental agencies with a fair value of $234 million (December 31, 2023: $306 million).
Included within commercial mortgage-backed securities as of December 31, 2024 were securities issued by U.S. governmental agencies with a fair value of $57 million (December 31, 2023: $73 million)
Contractual Maturities
The contractual maturities of our short-term and fixed maturities, classified as trading and AFS, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of December 31, 2024	Amortized Cost	Fair Value	% of Total Fair Value
	(in millions of U.S. dollars)
One year or less	$497	$491	8.0%
More than one year through five years	1,723	1,630	26.4%
More than five years through ten years	1,237	1,121	18.2%
More than ten years	1,278	951	15.4%
Residential mortgage-backed	459	421	6.8%
Commercial mortgage-backed	822	784	12.7%
Asset-backed	763	772	12.5%
	$6,779	$6,170	100.0%
Enstar Group Limited | 2024 Form 10-K                  135

Item 8 | Notes to Consolidated Financial Statements | Note 7 - Investments

Unrealized Gains and Losses on AFS Short-Term and Fixed Maturities
The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturities classified as AFS as of December 31, 2024 and 2023 were as follows:

			Gross Unrealized Losses
As of December 31, 2024	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$426	$1	$(20)	$—	$407
U.K. government	32	—	(3)	—	29
Other government	292	—	(24)	—	268
Corporate	2,602	7	(266)	—	2,343
Municipal	94	—	(15)	—	79
Residential mortgage-backed	409	2	(38)	—	373
Commercial mortgage-backed	711	4	(33)	—	682
Asset-backed	714	13	(2)	—	725
	$5,280	$27	$(401)	$—	$4,906

			Gross Unrealized Losses
As of December 31, 2023	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$268	$1	$(19)	$—	$250
U.K. government	49	3	(1)	—	51
Other government	250	5	(8)	—	247
Corporate	3,040	23	(268)	(15)	2,780
Municipal	107	1	(15)	—	93
Residential mortgage-backed	466	3	(37)	—	432
Commercial mortgage-backed	760	1	(57)	(1)	703
Asset-backed	764	10	(7)	—	767
	$5,704	$47	$(412)	$(16)	$5,323

Enstar Group Limited | 2024 Form 10-K                  136

Item 8 | Notes to Consolidated Financial Statements | Note 7 - Investments

Gross Unrealized Losses on AFS Short-term and Fixed Maturities
The following table summarizes our short-term and fixed maturities classified as AFS that were in a gross unrealized loss position, for which an allowance for credit losses has not been recorded, as of December 31, 2024 and 2023:

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$77	$(16)	$116	$(4)	$193	$(20)
U.K. government	8	(2)	15	(1)	23	(3)
Other government	45	(8)	203	(16)	248	(24)
Corporate	1,327	(235)	620	(31)	1,947	(266)
Municipal	69	(14)	6	(1)	75	(15)
Residential mortgage-backed	198	(37)	66	(1)	264	(38)
Commercial mortgage-backed	351	(29)	117	(4)	468	(33)
Asset-backed	21	(1)	124	(1)	145	(2)
Total short-term and fixed maturity investments	$2,096	$(342)	$1,267	$(59)	$3,363	$(401)

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$135	$(18)	$43	$(1)	$178	$(19)
U.K. government	9	(1)	4	—	13	(1)
Other government	70	(8)	10	—	80	(8)
Corporate	1,854	(265)	243	(3)	2,097	(268)
Municipal	78	(15)	2	—	80	(15)
Residential mortgage-backed	267	(36)	41	(1)	308	(37)
Commercial mortgage-backed	410	(48)	225	(9)	635	(57)
Asset-backed	239	(6)	100	(1)	339	(7)
Total short-term and fixed maturities	$3,062	$(397)	$668	$(15)	$3,730	$(412)
As of December 31, 2024 and 2023, the number of securities classified as AFS in an unrealized loss position for which an allowance for credit loss is not recorded was 3,688 and 2,156, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 2,267 and 1,736, respectively.
The contractual terms of most of these investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the security. While interest rates have increased and credit spreads have widened, and in certain cases credit ratings were downgraded, we currently do not expect the issuers of these fixed income securities to settle them at a price less than their amortized cost basis and therefore it is expected that we will recover the entire amortized cost basis of each security. Furthermore, we do not intend to sell the securities that are currently in an unrealized loss position, and it is also not more likely than not that we will be required to sell the securities before the recovery of their amortized cost bases.
Enstar Group Limited | 2024 Form 10-K                  137

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
Enstar Group Limited | 2024 Form 10-K                  138

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
Uncollectible fixed income securities are written off when we determine that no additional payments of principal or interest will be received.
The following table provides a reconciliation of the beginning and ending allowance for credit losses on our AFS debt securities:

	December 31, 2024			December 31, 2023
	Corporate	Commercial mortgage backed	Total	Other government	Corporate	Commercial mortgage backed	Total
	(in millions of U.S. dollars)
Allowance for credit losses, beginning of year	$(15)	$(1)	$(16)	$(1)	$(32)	$—	$(33)
Allowances for credit losses on securities for which credit losses were not previously recorded	(1)	—	(1)	—	(3)	(4)	(7)
Reductions for securities sold during the year	1	—	1	—	6	—	6
Decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	15	1	16	1	14	3	18
Allowance for credit losses, end of year	$—	$—	$—	$—	$(15)	$(1)	$(16)
During the years ended December 31, 2024 and 2023, we did not have any write-offs charged against the allowance for credit losses or any recoveries of amounts previously written-off.
Equity Investments
We hold investments in publicly traded equities, exchange-traded funds, privately held equities and warrants. Our equity investments are carried at fair value with realized and unrealized gains and losses included in our consolidated statements of operations and recorded as fair value changes in trading securities, funds held and other investments.
We may elect to measure a privately held equity without a readily determinable fair value that does not qualify for the practical expedient to estimate fair value at its cost less impairment, if any.
The following table summarizes our equity investments as of December 31, 2024 and 2023:

	2024	2023
	(in millions of U.S. dollars)
Privately held equity investments in common and preferred stocks	$460	$344
Publicly traded equity investments in common and preferred stocks	176	275
Exchange-traded funds	151	82
Warrants and other	16	—
Total	$803	$701
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
Enstar Group Limited | 2024 Form 10-K                  139

Item 8 | Notes to Consolidated Financial Statements | Note 7 - Investments

own unique terms and conditions and there may be restrictions on disposals. There is no active market for these investments23.
Other Investments, at fair value
Other investments include investments in limited partnerships and limited liability companies (collectively "private equity funds") and hedge funds, fixed income funds, equity funds, private credit funds, real estate funds, collateralized loan obligation ("CLO") equities and CLO equity funds that carry their investments at fair value.
We have elected the fair value option for certain of our other investments that would otherwise be accounted for as an equity method investment. The primary reason for electing the fair value option is because we believe this measurement basis is consistent with the applicable accounting guidance used by the investment funds themselves.
Our other investments are stated at fair value, which ordinarily will be the most recently reported net asset value ("NAV") as advised by the fund manager or administrator. The NAV is based on the fund manager's or administrator's valuation of the underlying holdings in accordance with the fund's governing documents. Many of our fund investments publish NAVs daily and provide daily liquidity while others report on a monthly or quarterly basis. Unrealized gains and losses on other investments are included in net income and reported as fair value changes in trading securities, funds held and other investments.
The following table summarizes our other investments carried at fair value as of December 31, 2024 and 2023:

	2024	2023
	(in millions of U.S. dollars)
Private equity funds	$1,926	$1,617
Private credit funds	864	625
Hedge funds	410	491
Real estate funds	401	269
Fixed income funds	369	605
CLO equity funds	162	182
CLO equities	52	60
Equity funds	4	4
Total	$4,188	$3,853
The following is a description of the nature of each of these investment categories:
•Private equity funds include primary, secondaries diversified by asset classes, regional vintage and sectors and direct co-investment opportunities.
•Private credit funds invest in direct senior or collateralized loans.
•Hedge funds invest in fixed income, equity and other investments.
•Real estate funds comprise of real estate funds that invest primarily in commercial real estate equity.
•Fixed income funds comprise several positions in diversified fixed income funds that are managed by third-party managers. Underlying investments vary from high-grade corporate bonds to non-investment grade senior secured loans and bonds, in both liquid and illiquid markets. The liquid fixed income funds have regularly published prices.
•CLO equity funds invest primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans.
•CLO equities comprise investments in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans.
•Equity funds invest primarily in public equities.
23 Refer to Note 24 for further information on certain privately held equity investments.
Enstar Group Limited | 2024 Form 10-K                  140

Item 8 | Notes to Consolidated Financial Statements | Note 7 - Investments

Other investments, including equities measured at fair value using NAV as a practical expedient
We use NAV as a practical expedient to fair value certain of our other investments, including equities. Due to a lag in the valuations of certain funds reported by the managers, we may record changes in valuation with up to a three-month lag24. We regularly review and discuss fund performance with the fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments.
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
The table below details the estimated period by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process as of December 31, 2024 for our investments measured at fair value using NAV as a practical expedient:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Total	Redemption Frequency (1)
	(in millions of U.S. dollars)
Equities
Privately held equity investments	$—	$—	$—	$—	$71	$71	not eligible/ restricted

Other investments
Hedge funds	410	—	—	—	—	410	monthly to bi-annually
Fixed income funds	330	—	—	—	34	364	monthly to quarterly
Private equity funds	66	—	—	—	1,860	1,926	quarterly for unrestricted amount
Private credit funds	30	—	—	—	471	501	not eligible / restricted
CLO equity funds	161	—	—	—	1	162	quarterly to bi-annually
Real estate funds	—	—	—	—	401	401	not eligible / restricted
Total	$997	$—	$—	$—	$2,838	$3,835
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
24 The valuation of our other investments is described in Note 14.
Enstar Group Limited | 2024 Form 10-K                  141

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
During 2023, we divested of our equity interest in Citco and recognized a gain of $5 million, which is included in income from equity method investments.
The table below shows our equity method investments as of December 31, 2024 and 2023:

	2024		2023
	Ownership %	Carrying Value	Ownership %	Carrying Value
	(in millions of U.S. dollars)
Monument Re (1)	24.6%	$19	20.0%	$95
Core Specialty	19.9%	281	19.9%	225
Positive Physicians Holdings, Inc.	27.0%	13	27.0%	14
		$313		$334
(1) As of December 31, 2024, we own 24.6% of the common shares in Monument Re. We converted all of our preferred shares in Monument Midco to common shares in Monument Re on January 2, 2024. As of December 31, 2023, we owned 20.0% of the common shares in Monument Re as well as preferred shares in Monument Midco which had fixed dividend yields (where declared).

Enstar Group Limited | 2024 Form 10-K                  142

Item 8 | Notes to Consolidated Financial Statements | Note 7 - Investments

Summarized Financial Information
The following is the aggregated summarized financial information of all our equity method investees, including those for which the fair value option was elected and would otherwise be accounted for as an equity method investment, and may be presented on a lag due to the availability of financial information from the investee:

	2024	2023
	(in millions of U.S. dollars)
Balance Sheet
Total assets	$69,237	$59,859
Total liabilities	49,137	45,430

	2024	2023	2022
	(in millions of U.S. dollars)
Operating Results
Total income	$12,854	$14,610	$6,524
Total expenses	12,101	12,989	6,885
Net income (loss)	$753	$1,621	$(361)
The following table presents the carrying value by ownership percentage of our equity method investees, including those for which the fair value option was elected:

	2024		2023
	Equity Method Investments	Fair Value Option	Equity Method Investments	Fair Value Option
	(in millions of U.S. dollars)
Ownership percentage
20%-99%	$32	$1,439	$109	$1,208
3%-19%	281	780	225	825
Total	$313	$2,219	$334	$2,033
Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to us. The funds held balance is credited with investment income and losses paid are deducted.
We present funds held as a single category within the consolidated balance sheets. The following table summarizes the components of funds held as of December 31, 2024 and 2023:

	2024	2023
	(in millions of U.S. dollars)
Funds held - directly managed	$2,446	$2,502
Funds held by reinsured companies	2,533	2,749
Total funds held	$4,979	$5,251
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
Funds held by reinsured companies are carried at cost and any embedded derivative is carried at fair value.
Enstar Group Limited | 2024 Form 10-K                  143

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
We include the estimated fair value of these embedded derivatives in the consolidated balance sheets with the host contract to reflect the expected settlement of these features with the host contract25.
The investment returns on both categories of funds held are recognized in net investment income and fair value changes in trading securities, funds held and other investments, respectively. The change in the fair value of the embedded derivative is included in fair value changes in trading securities, funds held and other investments.
Funds Held - Directly Managed
The following table summarizes the components of the investments collateralizing the funds held - directly managed as of December 31, 2024 and 2023:

	2024	2023
	(in millions of U.S. dollars)
Funds held - directly managed, at cost	$2,587	$2,608
Fair value changes in:
Accumulated change in fair value - embedded derivative accounting	(141)	(106)
Funds held - directly managed, at fair value	$2,446	$2,502
Most of our funds held - directly managed is comprised of short-term and fixed maturities.
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
The following table summarizes the components of our funds held by reinsured companies:

	2024	2023
	(in millions of U.S. dollars)
Fund held by reinsured companies, at amortized cost	$2,528	$2,709
Fair value of embedded derivative	5	40
Funds held by reinsured companies	$2,533	$2,749
The changes in in funds held are generally driven by net paid losses.
25 Refer to Note 8 for our accounting policy on embedded derivatives.
Enstar Group Limited | 2024 Form 10-K                  144

Item 8 | Notes to Consolidated Financial Statements | Note 7 - Investments

Net Investment Income
Major categories of net investment income for the years ended December 31, 2024, 2023 and 2022 are summarized as follows:

	2024	2023	2022
	(in millions of U.S. dollars)
Fixed maturities	$319	$326	$237
Short-term investments and cash and cash equivalents	43	38	10
Funds held	224	211	151
Investment income from fixed maturities, cash and cash equivalents	586	575	398
Equity investments	39	41	39
Other investments	67	51	43
Investment income from equities and other investments	106	92	82
Gross investment income	692	667	480
Investment expenses	(41)	(20)	(25)
Net investment income	$651	$647	$455

Net Realized Gains (Losses) and Fair Value Changes
Components of net realized and fair value changes for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
	(in millions of U.S. dollars)
Net realized (losses) gains on sale:
Gross realized gains on fixed maturities, AFS	$11	$5	$6
Gross realized losses on fixed maturities, AFS	(35)	(81)	(89)
Decrease (increase) in allowance for expected credit losses on fixed maturities, AFS	15	11	(28)
Total net realized losses on sale	$(9)	$(65)	$(111)
Fair value changes in trading securities, funds held and other investments:
Fixed maturities, trading	$(25)	$84	$(503)
Funds held - directly managed	(14)	47	(567)
Equity securities	176	167	(290)
Other investments	325	225	(125)
Investment derivatives	(6)	5	(18)
Total fair value changes in trading securities, funds held and other investments	$456	$528	$(1,503)
Net realized losses and fair value changes in trading securities, funds held and other investments	$447	$463	$(1,614)
The gross realized gains and losses on AFS investments included in the table above resulted from sales of $1.4 billion, $1.8 billion and $2.1 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
For the years ended December 31, 2024, 2023 and 2022, fair value changes in trading securities, funds held and other investments recorded within the statement of operations relating to equity securities still held on the balance sheet date were $105 million, $109 million and $(269) million, respectively.
Enstar Group Limited | 2024 Form 10-K                  145

Item 8 | Notes to Consolidated Financial Statements | Note 7 - Investments

Restricted Assets
We utilize trust accounts to collateralize business with our (re)insurance counterparties. We are also required to maintain investments and cash and cash equivalents on deposit with regulatory authorities and Lloyd's to support our (re)insurance operations. The investments and cash and cash equivalents on deposit are available to settle (re)insurance liabilities. Collateral generally takes the form of assets held in trust, letters of credit or funds held. The assets used as collateral are primarily highly rated fixed maturities. The carrying value of our restricted assets, including restricted cash of $456 million and $266 million, as of December 31, 2024 and 2023, respectively, was as follows:

	2024	2023
	(in millions of U.S. dollars)
Collateral in trust for third party agreements	$4,832	$5,301
Assets on deposit with regulatory authorities	63	80
Collateral for secured letter of credit facilities	45	78
Funds at Lloyd’s (“FAL”) (1)	229	389
	$5,169	$5,848
(1) We managed and provided capacity for one Lloyd’s syndicate as of December 31, 2024 and 2023. Lloyd's determines the required capital principally through the use of an internal model that calculates a solvency capital requirement for each syndicate. This capital is referred to as FAL and will be drawn upon if a syndicate has a loss that cannot be funded from other sources. We also utilize unsecured letters of credit for a significant portion of our FAL, as described in Note 18.
Enstar Group Limited | 2024 Form 10-K                  146

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
Our documentation sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and at least quarterly throughout the life of the designated hedging relationship. Assessments of hedge effectiveness are also subject to interpretation and estimation and different interpretations or estimates may have a material effect on the amount reported in net income.
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
Enstar Group Limited | 2024 Form 10-K                  147

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
In June 2024, we entered into four one-month forward interest rate swaps each with a different underlying swap term of 2 to 5 years, receiving a fixed rate and paying a floating rate with a notional value of $125 million. The interest rate swaps have an end date of July 2026, July 2027, July 2028, and July 2029 with notional values of $46 million, $50 million, $17 million, and $12 million, respectively. The interest rate swaps were to (1) partially mitigate the risk that interest rates could decrease prior to our receipt of the premium consideration and (2) reduce asset and liability mismatch risk driven by investment restrictions for the LPT transaction related to property catastrophe and COVID-19 exposures signed in June 2024, which closed in the third quarter of 2024 as disclosed in Note 4.
Additionally, in June 2024, we entered into two one-month forward interest rate swaps, receiving a fixed rate and paying a floating rate with a notional value of AUD $195 million (USD $130 million) to partially mitigate the risk that interest rates could decrease prior to our receipt of the consideration for the ADC transaction related to product & public liability, compulsory third-party motor, professional risks, and workers’ compensation business signed in June 2024 and which closed in the third quarter of 2024 as disclosed in Note 4. The swap was terminated in September 2024. For the year ended December 31, 2024, we recognized a gain from fair value changes of the derivatives of $5 million.
In August 2024, we entered into a one-month forward interest rate swap, receiving a fixed rate and paying a floating rate with a notional value of $308 million to partially mitigate the risk that interest rates could decrease prior to our receipt of the consideration for the LPT transaction related to general aviation and workers’ compensation signed in August 2024, which closed in the fourth quarter of 2024 as disclosed in Note 4. The swap was terminated in December 2024. For the year ended December 31, 2024, we recognized a loss from fair value changes of the derivatives of $5 million.
In December 2024, we entered into three three-month forward interest rate swaps, receiving a fixed rate and paying a floating rate with a notional value of $823 million, £252 million, and €383 million to partially mitigate the risk that
Enstar Group Limited | 2024 Form 10-K                  148

Item 8 | Notes to Consolidated Financial Statements | Note 8 - Derivatives and Hedging Instruments

interest rates could decrease prior to our receipt of the consideration for the LPT transaction related to a diversified mix of business including liability, professional risk, and motor signed in December, 2024.
The following table presents the gross notional amounts and estimated fair values of our derivatives recorded within other assets and other liabilities on the consolidated balance sheets as of December 31, 2024 and 2023:

	2024			2023
		Fair Value (1)			Fair Value (1)
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
	(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$227	$2	$—	$424	$1	$6

Derivatives not designated as hedging instruments
Foreign currency forward contracts	282	3	1	313	3	3
Interest rate swaps	1,660	—	6	—	—	—
Others	—	—	—	14	—	—
Total	$2,169	$5	$7	$751	$4	$9
(1) Refer to Note 14 for additional information regarding the fair value of our derivatives.
The following table presents the net gains and losses relating to our derivative instruments for the years ended December 31, 2024, 2023 and 2022:

		Amount of Net Gains (Losses)
	Location of gain (loss) recognized on derivatives	2024	2023	2022
		(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Accumulated other comprehensive income (loss)	$13	$(15)	$50

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Net foreign exchange gains (losses)	10	9	(10)
Interest rate swap	Fair value changes in trading securities, funds held and other investments	(7)	7	—
Others	Fair value changes in trading securities, funds held and other investments	—	(2)	—

Enstar Group Limited | 2024 Form 10-K                  149

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
The following tables provide the total reinsurance balances recoverable on paid and unpaid losses.

	December 31, 2024	December 31, 2023
	(in millions of U.S. dollars)
Recoverable from reinsurers on unpaid:
Outstanding losses and IBNR	$683	$836
ULAE	4	5
Fair value adjustments - acquired companies	(5)	(5)
Fair value adjustments - fair value option	(54)	(62)
Total reinsurance reserves recoverable	628	774
Paid losses recoverable	84	183
Total	$712	$957

Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$533	$740
Reinsurance balances recoverable on paid and unpaid losses - fair value option	179	217
Total	$712	$957
Certain of our subsidiaries and assumed portfolios, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of (re)insurance assumed.
The fair value adjustments, determined on acquisition of (re)insurance subsidiaries, are based on the estimated timing of loss and LAE recoveries and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the acquired reinsurance balances recoverable on paid and unpaid losses plus a spread for credit risk, and are amortized over the estimated recovery period, as adjusted for accelerations in timing of payments as a result of commutation settlements26.
26The determination of the fair value adjustments on the retroactive reinsurance contracts for which we have elected the fair value option is described in Note 14.
Enstar Group Limited | 2024 Form 10-K                  150

Item 8 | Notes to Consolidated Financial Statements | Note 9 - Reinsurance Balances Recoverable on Paid and Unpaid Losses

The decrease in reinsurance balances on paid and unpaid losses from December 31, 2023 to December 31, 2024 was primarily due to cash collections, adverse ceded development and foreign exchange movement.

Top Ten Reinsurers

	December 31, 2024			December 31, 2023
	Number	Total ($)	%	Number	Total ($)	%
	(in millions of U.S. dollars, except for number of top 10 reinsurers)
Information regarding top ten reinsurers:
Top 10 reinsurers rated A- or better	8	$328		8	$436
Top 10 non-rated reinsurers:
Due from a U.S. state backed reinsurer that is supported by assessments on active auto writers operating within the state		136			149
Due from a U.S. Workers' Compensation Reinsurance Pool that is secured through an allocation to insurers actively writing workers' compensation in the covered state		42			42
Total top 10 non-rated reinsurers	2	178		2	191
Total top 10 reinsurers		506	71.1%		627	65.5%
Other reinsurers > $1 million		186	26.1%		316	33.0%
Other reinsurers < $1 million		20	2.8%		14	1.5%
Total		$712	100.0%		$957	100.0%

Single reinsurers that represent 10% or more of total reinsurance balance recoverables as of December 31, 2024 and 2023:

Lloyd's Syndicates (1)		$96			$135
Michigan Catastrophic Claims Association(2)		$136			$149
(1) Lloyd's Syndicates are rated AA- by Standard & Poor's and A+ by A.M. Best.
(2) U.S. state backed reinsurer that is supported by assessments on active auto writers operating within the state.
The table below provides a reconciliation of the beginning and ending allowance for estimated uncollectible reinsurance balances for the years ended December 31, 2024 and 2023:

	2024	2023
	(in millions of U.S. dollars)
Allowance for estimated uncollectible reinsurance, beginning of year	$131	$131
Effect of exchange rate movement	(1)	1
Current period change in the allowance	(5)	2
Write-offs charged against the allowance	(2)	—
Recoveries collected	(7)	(3)
Allowance for estimated uncollectible reinsurance, end of year	$116	$131
Enstar Group Limited | 2024 Form 10-K                  151

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Deferred Charge Assets and Deferred Gain Liabilities

10. DEFERRED CHARGE ASSETS AND DEFERRED GAIN LIABILITIES

If, at the inception of a retroactive reinsurance contract, the estimated liabilities for losses and LAE exceed the premiums received, a deferred charge asset (“DCA”) is recorded for this difference. In contrast, if the premiums received are more than the estimated undiscounted ultimate losses payable, a deferred gain liability (“DGL”) is recorded (although given time value of money and earnings of investable assets, deferred gain liabilities are rare in practice).
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
We amortize the originating DCA balances over the estimated claim payment period of the related contracts with the amortization adjusted prospectively at each reporting period to reflect new estimates of the pattern and timing of remaining losses and LAE payments. We present the amortization of our net DCAs and DGLs as a separate line item in our consolidated statements of operations.
DCAs are assessed at each reporting period for impairment based on the expected yields from the investment income of the underlying assets supporting the specific acquired insurance contract liabilities. There were no impairments identified in any of the periods reported.
Deferred Charge Assets and Deferred Gain Liabilities
The following table presents the net deferred charge assets and deferred gain liabilities activity for the years ended December 31, 2024, 2023 and 2022:

	2024			2023			2022
	DCA	DGL	Net	DCA	DGL	Net	DCA	DGL	Net
	(in millions of U.S. dollars)
Beginning carrying value	$731	$—	$731	$658	$—	$658	$599	$1	$598
Recorded during the period	131	—	131	179	—	179	140	—	140
Amortization	(117)	—	(117)	(106)	—	(106)	(81)	(1)	(80)
Ending carrying value	$745	$—	$745	$731	$—	$731	$658	$—	$658
Enstar Group Limited | 2024 Form 10-K                  152

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

11. LOSSES AND LOSS ADJUSTMENT EXPENSES

The liability for losses and LAE, also referred to as loss reserves, represents both gross estimates before reinsurance for unpaid reported losses (Outstanding Loss Reserves, or "OLR") and losses that have been IBNR, estimated using actuarial methods. We recognize an asset for the portion of the liability that we expect to recover from reinsurers. LAE reserves include allocated LAE ("ALAE") and unallocated LAE (“ULAE). ALAE are linked to the settlement of an individual claim or loss, whereas ULAE are based on our estimates of future costs to administer the claims. IBNR includes amounts for unreported claims, development on known claims and reopened claims.
Our loss reserves cover multiple lines of business, including asbestos, environmental, general casualty, workers' compensation, marine, aviation and transit, construction defect, professional indemnity/directors and officers, motor, property and other lines of business.
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
Our (re)insurance subsidiaries also establish provisions for ULAE for LAE relating to run-off costs for the estimated duration of the run-off, such as internal claim management or associated operational support costs, which are included in the liability for losses and LAE. These provisions are assessed at each reporting date, and provisions relating to future periods are adjusted to reflect any changes in estimates of the periodic run-off costs or the duration of the run-off, including the impact of any acceleration of the run-off period that may be caused by commutations. Provisions relating to the current period together with any adjustment to future run-off provisions are included in net incurred losses and LAE in the consolidated statements of operations.
Enstar Group Limited | 2024 Form 10-K                  153

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Fair Value Option
We have elected to apply the fair value option for certain reinsurance contracts including, LPTs and reinsurance to close ("RITC") transactions. This is an irrevocable election that applies to all balances under the reinsurance contract, including reinsurance balances recoverable on paid and unpaid losses and the liability for losses and LAE. The primary reason for electing the fair value option was to reduce the earnings volatility created by carrying the liabilities for losses and LAE at cost and the assets supporting those liabilities at fair value. During 2017 and 2018, we elected the fair value option on select new business and classified the supporting portfolio investments as trading securities, whereby all changes in fair value were recorded in the statements of operations. Commencing in 2019, we discontinued electing the fair value option on new business to better align with our evolving investment objectives.
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
Enstar Group Limited | 2024 Form 10-K                  154

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE.

	2024	2023	2022
	(in millions of U.S. dollars)
Balance as of January 1	$12,359	$13,007	$13,258
Reinsurance reserves recoverable on unpaid losses	(774)	(996)	(1,332)
Net balance as of January 1	11,585	12,011	11,926
Net incurred losses and LAE:
Current period:
Increase in estimates of net ultimate losses	22	28	46
Increase in provisions for ULAE	1	2	2
Total current period	23	30	48
Prior periods:
Reduction in estimates of net ultimate losses	(105)	(157)	(403)
Reduction in provisions for ULAE	(77)	(69)	(135)
Amortization of fair value adjustments (1)	13	17	(18)
Changes in fair value - fair value option (2)	20	78	(200)
Total prior periods	(149)	(131)	(756)
Total net incurred losses and LAE	(126)	(101)	(708)
Net paid losses:
Current period	(2)	—	(3)
Prior periods	(2,265)	(2,467)	(1,677)
Total net paid losses	(2,267)	(2,467)	(1,680)
Other changes:
Effect of exchange rate movement	(149)	87	(187)
Change in net liability for losses and LAE at fair value - Instrument-specific credit risk	10	(21)	—
Acquired business (3)	66	—	—
Assumed business (3)	1,657	2,215	2,660
Ceded business (4)	—	(139)	—
Total other changes	1,584	2,142	2,473
Net balance as of December 31	10,776	11,585	12,011
Reinsurance reserves recoverable on unpaid losses	628	774	996
Balance as of December 31	$11,404	$12,359	$13,007

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$10,407	$11,196
Loss and loss adjustment expenses, at fair value	997	1,163
Total	$11,404	$12,359
(1) 2022 amortization of fair value adjustments includes accelerated amortization of $33 million representing the remaining risk margin fair value adjustment liability originally recorded upon acquisition of the Enhanzed Re catastrophe reinsurance business. The liability was released following the commutation of the catastrophe business back to Allianz.
(2) Comprises discount rate and risk margin components.
(3) Amounts from 2024 correspond to the net loss reserves assumed from signed and closed reinsurance agreements described in Note 4 and Note 6, as well as other individually insignificant closed transactions.
(4) 2023 ceded business represents the settlement of our participation in Atrium’s Syndicate 609 relating to the 2020 and prior underwriting years, comprised of losses and LAE expenses of $173 million, net of reinsurance reserves recoverable of $34 million.
Enstar Group Limited | 2024 Form 10-K                  155

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Prior Period Development (“PPD”)
Net Reduction in Estimates of Net Ultimate Losses
The following table summarizes the (reductions) increases in estimates of net ultimate losses related to prior years by segment and line of business:

	2024	2023	2022
	(in millions of U.S. dollars)
Run-off segment:
Asbestos	$33	$23	$(14)
Environmental	35	(1)	(6)
General casualty	21	127	57
Workers' compensation	(91)	(200)	(318)
Marine, aviation and transit	(19)	(2)	(56)
Construction defect	(15)	17	(25)
Professional indemnity/Directors and Officers	(55)	(11)	(10)
Motor	(29)	(28)	74
Property	7	(68)	(35)
All Other	8	(14)	(22)
Total Run-off segment	(105)	(157)	(355)
Total Former Assumed Life segment	—	—	(52)
Total Former Legacy Underwriting segment	—	—	4
Total	$(105)	$(157)	$(403)
2024: The reduction in estimates of net ultimate losses of $105 million related to prior periods was driven by development in the following Run-off segment lines of business:
•Workers’ Compensation - The workers' compensation line of business experienced $91 million of favorable development, most notably in our 2019 and 2021 acquisition years, as a result of continued favorable incurred development driven by lower severity trends on certain existing claims, reduced levels of expected frequency of claims for excess workers’ compensation, and favorable claim settlements, including accelerated and favorable claim settlement patterns on certain portfolios, and an ADC contract where the cedants have experienced continued favorable ground-up performance.
•Professional indemnity/ Directors and Officers - The professional indemnity/directors and officers line of business experienced $55 million of favorable development, most notably in our 2021 acquisition year, as a result of continued favorable ground-up claims experience on an ADC contract.
•Motor - The motor line of business experienced $29 million of favorable development, most notably in our 2023 acquisition year, because of favorable claim development.
•Marine, Aviation and Transit - The marine, aviation, and transit line of business experienced $19 million of favorable development, most notably in our 2022 acquisition years, because of favorable claim development.
•General Casualty - The experience in the general casualty reserves was adverse by $21 million. This was driven by higher average incurred severities as compared to assumptions, most notably in our 2020 and 2023 acquisition years.
•Environmental - The experience in the environmental reserves was adverse by $35 million. This was driven by higher than expected claim costs and claim filings, most notably in our 2016 and 2021 acquisition years.
•Asbestos - The experience in the asbestos reserves was adverse by $33 million. This was driven by an increase in asbestos filings, most notably in our 2019 acquisition year.
Enstar Group Limited | 2024 Form 10-K                  156

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

2023: The reduction in estimates of net ultimate losses of $157 million related to prior periods was primarily driven by development in the following Run-off segment lines of business:
•Workers’ Compensation - The workers' compensation line of business experienced $200 million of favorable development, most notably in our 2018, 2019 and 2021 acquisition years, because of lower severity trends on certain existing claims, reduced levels of expected frequency of claims for excess workers’ compensation and favorable claim settlements, including accelerated and favorable claim settlement patterns on certain portfolios.
•Property - The property line of business experienced $68 million of favorable development, most notably in the 2022 acquisition year, because of continued favorable claims experience; and
•General Casualty - The experience in the general casualty reserves was adverse by $127 million. This was driven by higher average incurred severities as compared to assumptions, most notably in our 2019 and 2020 acquisition years. Our 2020 acquisition year general casualty liabilities experienced additional claim reporting latency and unexpected increased severity on a small number of large New York Labor Law claims which resulted in increased loss estimates. Our 2019 acquisition year ADC general casualty liabilities showed ground up adverse development which has resulted in higher loss estimates.
2022: The reduction in estimates of net ultimate losses of $403 million related to prior periods was primarily driven by development in the following Run-off segment lines of business:
•Workers’ Compensation - The workers' compensation line of business experienced $318 million of favorable development, most notably in our 2017 and 2019 to 2021 acquisition years, as a result of lower severity trends on certain existing claims, reduced levels of expected frequency of claims for excess workers’ compensation; favorable claim settlements, including accelerated and favorable claim settlement patterns on certain portfolios; and an ADC contract where the cedants have experienced continued favorable ground-up performance.
During 2022, we also completed 15 commutations that resulted in a net reduction of ultimate losses of $11 million in our workers' compensation line of business.
•Motor - The experience in the motor line was adverse by $74 million due to higher-than-expected claims severity relating to our 2020 acquisition year.
•General Casualty - The experience in the general casualty reserves was adverse by $57 million, including adverse development on an LPT portfolio from our 2020 acquisition year, partially offset by favorable development on certain of our 2019 and 2021 ADC contracts. Notably, our 2020 acquisition year general casualty liabilities experienced additional claim reporting latency and unexpected increased severity on a small number of large New York Labor Law claims which resulted in increased loss estimates. Our 2019 and 2021 acquisition year ADC general casualty liabilities show a continued pattern of ground up favorable development which has resulted in lower estimates of our reserves for these exposures.
•Marine, Aviation and Transit - The marine, aviation and transit line of business experienced a $56 million reduction in estimates of net ultimate losses due to favorable experience across a variety of claim types of favorable development because of favorable experience across a variety of claim types, related to the 2014, 2018 and 2019 acquisition years.
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
Reduction in Provisions for ULAE
During 2024, 2023 and 2022, the favorable reduction in provisions for ULAE was driven by ULAE provision adjustments from our run-off operations, due to the corresponding reductions in loss reserves and the associated cost of managing such liabilities, which favorably impacted PPD.
Enstar Group Limited | 2024 Form 10-K                  157

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Changes in Fair Value - Fair Value Option
During 2024, PPD was adversely impacted by changes in the fair value of liabilities for which we previously elected the fair value option of $20 million, which was primarily driven by an increase in the average payout period of the underlying liabilities.
During 2023, PPD was adversely impacted by changes in the fair value of liabilities for which we previously elected the fair value option of $78 million, which was primarily driven by an increase in the average payout period of the underlying liabilities and a decrease in global corporate bond yields.
During 2022, decreases in the fair value of liabilities for which we have elected the fair value option of $200 million, were primarily driven by an increase in corporate bond yields, which favorably impacted PPD.
Reconciliation of the Net Liability for Losses and LAE, Prior to the Provision for Bad debt to the Gross Liability for Losses and LAE included in the Consolidated Balance Sheet
The table below presents the reconciliation of the loss development tables disclosed further below to the liability for losses and LAE in the consolidated balance sheet for our Run-off segment. Loss development tables that we presented are those that are most significant to our financial statements.

	December 31, 2024
	Net Liability for Losses and LAE, Prior to Provision for Bad Debt	Provision for Bad Debt	Net Liability for Losses and LAE	Reinsurance Recoverable on Liabilities for Losses and LAE	Gross Liabilities for Losses and LAE
	(in millions of U.S. dollars)
Presented in the loss development tables:
Asbestos	$1,403	$16	$1,419	$68	$1,487
General casualty	3,535	7	3,542	66	3,608
Workers' compensation	1,897	1	1,898	177	2,075
Professional indemnity/Directors and Officers	1,607	1	1,608	76	1,684
Motor	545	2	547	158	705
Excluded from the loss development tables:
Environmental	303	3	306	11	317
Marine, aviation and transit	306	2	308	27	335
Construction defect	210	—	210	—	210
Property	183	1	184	73	257
Other	666	2	668	27	695
Total OLR and IBNR	10,655	35	10,690	683	11,373
ULAE	394	—	394	4	398
Fair value adjustments - acquired companies	(94)	—	(94)	(5)	(99)
Fair value adjustments - fair value option	(214)	—	(214)	(54)	(268)
Total	$10,741	$35	$10,776	$628	$11,404

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
Enstar Group Limited | 2024 Form 10-K                  158

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
•Incremental Reported and Paid Loss Development Methods: Incremental incurred and paid analyses are performed in cases where cumulative data is not available. The concept of the incremental loss development methods is like the cumulative loss development methods described above, in that the pattern of historical paid or incurred losses is used to project the remaining future development.
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
Enstar Group Limited | 2024 Form 10-K                  159

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

and magnitude of the actual versus expected development and may record an interim adjustment to our recorded reserves.
Asbestos and Environmental Reserving Methodologies
The ultimate losses from A&E claims cannot be estimated using traditional actuarial reserving methods that extrapolate losses to an ultimate basis using loss development, and therefore use alternative actuarial projection methods. Claims are spread across multiple policy years, generally from 1985 and prior, based on the still evolving case law in each jurisdiction, making historical development patterns unreliable to forecast the future claim payments.
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
•Asbestos Ground-up Exposure Analysis Using Frequency-Severity Method: This method is used when we have policy and claim data at the defendant or claimant level. In a frequency-severity method there are two components that need to be estimated, namely, (1) the number of claims that will ultimately be settled with payment and (2) the average claim indemnity and related estimated legal costs. Legal costs are derived based on assumptions relating to legal cost to indemnity cost ratios.
The estimate of the number of claims that will ultimately be settled with payment is based on assumptions relating to expected future claim filings (derived from epidemiological forecasts of asbestos disease incident) and claim dismissal rates.
The net liability for unpaid losses and LAE as of December 31, 2024 and 2023 included $1.7 billion and $1.8 billion, respectively, which represented an estimate of the net ultimate liability for A&E claims. The gross liability for such claims as of December 31, 2024 and 2023 was $1.8 billion and $1.9 billion, respectively.
The decreases on a net and gross basis, respectively, in 2024 were primarily due to net paid losses during the year.
Disclosures of Incurred and Paid Loss Development, IBNR, Claims Counts and Payout Percentages
The loss development tables set forth our historic incurred and paid loss development through December 31, 2024, net of reinsurance, as well as the cumulative number of reported claims, IBNR balances, and other supplementary information for our segment lines of business with material net losses and LAE balances as of December 31, 2024.
The following factors are relevant to the loss development information presented in the tables below:
•Level of Disaggregation: In addition to accident year, we have disaggregated the information in the loss development tables by segment, line of business and acquisition year. We have presented only the last 10
Enstar Group Limited | 2024 Form 10-K                  160

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
•StarStone International: Effective January 1, 2021, StarStone International (a previously active underwriting business we had discontinued) reserves were transferred from the Legacy Underwriting segment to the Run-off segment.
The Starstone International loss development tables are prospectively presented on a standalone basis from the 2014 date of acquisition. Additionally, the loss development information has been included in the Run-off segment loss development tables as an acquisition in 2021.
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
•PPD: PPD included in the loss development tables is calculated as follows: i) for acquisition years 2023 and prior, subtract the 2023 calendar year net cumulative incurred losses and ALAE from the 2024 calendar year for all accident years excluding 2024; and ii) add the result of subtracting the 2024 acquisition year net reserves acquired from the 2024 net cumulative incurred losses and ALE for all accident year excluding 2024.
•Foreign Exchange: The loss development tables exclude the impact of foreign exchange rates. Historical amounts are disclosed on a constant-currency basis, which is achieved by using constant foreign exchange rates between years in the loss development tables, and translating prior year amounts denominated in currencies other than the U.S. dollar, which is our reporting currency, using the closing exchange rates as of December 31, 2024.
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
Enstar Group Limited | 2024 Form 10-K                  161

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
•Supplemental Information: The information related to net incurred and paid loss development for all calendar years preceding the year ended December 31, 2024, as well as 2014 and prior accident year and all acquisition year information (including net acquired reserves), and the related historical average claims payout percentage disclosure is unaudited and is presented as supplementary information.

Enstar Group Limited | 2024 Form 10-K                  162

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Asbestos
			Net cumulative incurred losses and allocated loss adjustment expenses									Year Ended December 31, 2024	As of December 31, 2024
			For the years ended December 31
Acquisition Year	Accident Year	Net Acquired Reserves	2016	2017	2018	2019	2020	2021	2022	2023	2024	PPD	IBNR	Cumulative number of claims
			(in millions of U.S. dollars, except cumulative number of claims)
			Unaudited
2016	2014 and Prior	$507	$506	$565	$563	$582	$632	$635	$635	$636	$626	$(10)	$77	2,118
2017	2014 and Prior	870		801	748	785	795	776	763	785	797	12	394	6,939
2018	2014 and Prior	54			49	46	3	1	—	(1)	(1)	—	1	31
2019	2014 and Prior	366				367	354	356	355	356	401	45	89	1,393
2021	2014 and Prior	386						386	385	385	371	(14)	70	2,059
2024	2014 and Prior	81									81	—	57	5,446
	Grand Total	$2,264									$2,275	$33	$688	17,986

Net cumulative paid losses and ALAE (from table below)											(1,021)
2015 to 2024 acquisition years - net liabilities for losses and ALAE											1,254
2014 and prior acquisition years - net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years											149	—
Total net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years											$1,403	$33

Run-off Segment
Asbestos
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024
		(in millions of U.S. dollars)
		Unaudited
2016	2014 and Prior	$20	$71	$124	$183	$228	$268	$299	$332	$378
2017	2014 and Prior		17	49	83	122	162	200	246	297
2018	2014 and Prior			(1)	(3)	(2)	(2)	(2)	(2)	(2)
2019	2014 and Prior				4	51	105	139	175	215
2021	2014 and Prior						(1)	52	85	132
2024	2014 and Prior									1
	Grand Total									$1,021

Enstar Group Limited | 2024 Form 10-K                  163

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Asbestos
	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9
Acquisition Year	Unaudited
2016	3.19%	8.15%	8.47%	9.42%	7.19%	6.39%	4.95%	5.27%	7.35%
2017	2.13%	4.02%	4.27%	4.89%	5.02%	4.77%	5.77%	6.43%
2018	100.00%	200.00%	(100.00)%	—%	—%	—%	—%
2019	1.00%	11.72%	13.47%	8.48%	8.98%	9.98%
2021	(0.27)%	14.29%	8.89%	12.67%
2024	1.23%
Enstar Group Limited | 2024 Form 10-K                  164

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
General Casualty
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2024	As of December 31, 2024
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2015	2014 and Prior	$162	$111	$118	$126	$125	$137	$132	$133	$135	$136	136	$—	$(4)	6,777
2015	2015	4	10	9	9	11	16	21	18	19	18	18	—	1	1,345
2015	2016	—		2	2	2	2	3	5	5	5	5	—	1	250
2015	2017	—			—	—	—	—	—	—	—	—	—	—	37
2015	2018	—				2	1	1	1	1	1	1	—	1	12
2015	2019	—					2	2	2	2	2	2	—	2	1
2015	2020	—						2	2	2	2	2	—	2	—
2015	2021	—							1	1	1	1	—	1	—
	Total	166	121	129	137	140	158	161	162	165	165	165	—	4	8,422
2016	2014 and Prior	—		4	9	8	8	6	5	4	4	4	—	—	1,787
	Total	—		4	9	8	8	6	5	4	4	4	—	—	1,787
2017	2014 and Prior	199			177	160	144	140	138	136	136	136	—	1	406
	Total	199			177	160	144	140	138	136	136	136	—	1	406
2018	2014 and Prior	222				195	183	172	176	178	182	197	15	12	54,001
2018	2015	89				89	94	90	91	98	109	125	16	3	3,187
2018	2016	62				62	79	82	81	88	95	83	(12)	5	3,385
2018	2017	38				41	42	49	52	50	48	47	(1)	3	1,046
2018	2018	40				40	41	39	36	34	42	45	3	2	659
2018	2019	—					7	6	7	7	7	7	—	—	10
2018	2020	—						—	—	—	—	—	—	—	1
2018	2021	—							—	—	—	—	—	—	1
2018	2022	—								—	—	—	—	—	1
2018	2024	—										—		—	1
	Total	451				427	446	438	443	455	483	504	21	25	62,292
2019	2014 and Prior	56					48	47	66	49	57	57	—	15	3,985
2019	2015	70					63	59	67	55	76	66	(10)	11	1,355
2019	2016	34					32	31	37	40	51	43	(8)	13	2,720
2019	2017	40					48	48	59	74	88	88	—	21	1,959
2019	2018	49					49	50	54	52	68	86	18	29	414
2019	2019	—					1	2	2	2	2	2	—	—	250
2019	2020	—						—	—	—	—	—	—	—	148
2019	2021	—							—	—	1	1	—	—	82
2019	2022	—								—	—	—	—	—	56
2019	2023	—									—	—	—	—	8
2019	2024	—										—		—	2
	Total	249					241	237	285	272	343	343	—	89	10,979
2020(1)	2014 and Prior	79						79	71	96	101	116	15	8	678
2020(1)	2015	61						61	52	67	75	76	1	8	362
2020(1)	2016	67						68	68	92	109	110	1	16	488
2020(1)	2017	50						45	54	71	82	93	11	20	545
2020(1)	2018	60						56	47	62	71	79	8	17	375
2020(1)	2019	109						108	99	88	104	112	8	35	511
Enstar Group Limited | 2024 Form 10-K                  165

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
General Casualty
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2024	As of December 31, 2024
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2020(1)	2020	84						83	94	83	58	54	(4)	18	552
	Total	510						500	485	559	600	640	40	122	3,511
2021	2014 and Prior	268							273	259	347	310	(37)	276	15,756
2021	2015	137							140	132	129	122	(7)	75	7,093
2021	2016	194							204	198	198	188	(10)	129	7,911
2021	2017	297							306	326	339	323	(16)	181	6,768
2021	2018	376							371	414	350	320	(30)	226	5,875
2021	2019	424							428	480	449	454	5	276	4,810
2021	2020	61							76	43	46	38	(8)	2	902
2021	2021	—							1	—	1	—	(1)	—	188
2021	2022	—								—	—	—	—	—	139
2021	2023	—									—	—	—	—	25
	Total	1,757							1,799	1,852	1,859	1,755	(104)	1,165	49,467
2022(1)	2014 and Prior	805						192	158	568	486	583	97	69	189,591
2022(1)	2015	256						80	65	171	152	140	(12)	23	16,750
2022(1)	2016	308						75	102	69	214	181	(33)	39	16,159
2022(1)	2017	348						91	98	216	229	221	(8)	47	18,604
2022(1)	2018	384						84	97	401	281	245	(36)	71	17,947
2022(1)	2019	436						94	136	460	496	462	(34)	72	18,102
2022(1)	2020	—						—	—	—	(2)	(2)	—	—	—
2022(1)	2023	—									1	1	—	—	—
	Total	2,537						616	656	1,885	1,857	1,831	(26)	321	277,153
2023	2014 and Prior	91									98	125	27	8	148,990
2023	2015	15									15	18	3	4	38,404
2023	2016	21									23	28	5	(1)	36,346
2023	2017	41									39	48	9	14	34,482
2023	2018	55									56	64	8	11	31,525
2023	2019	94									111	114	3	30	14,566
2023	2020	122									125	126	1	68	3,742
2023	2021	71									66	80	14	59	4
2023	2022	16									12	14	2	12	—
	Total	526									545	617	72	205	308,059
2024	2014 and Prior	45										45	—	27	1,144
2024	2015	7										7	—	5	4
2024	2016	6										6	—	3	8
2024	2017	9										9	—	7	12
2024	2018	16										16	—	15	15
2024	2019	16										16	—	15	43
2024	2020	11										11	—	10	43
2024	2021	77										77	—	49	149
2024	2022	92										92	—	60	188
2024	2023	85										85	—	73	97
	Total	364										364	—	264	1,703
Enstar Group Limited | 2024 Form 10-K                  166

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
General Casualty
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2024	As of December 31, 2024
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
	Grand Total	$6,759										$6,359	$3	$2,196	723,779

Net cumulative paid losses and ALAE (from table below)												(2,898)
2015 to 2024 acquisition years - net liabilities for losses and ALAE												3,461
2014 and prior acquisition years - net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years												74	18
Total net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years												$3,535	$21
(1) In 2022, we entered an LPT agreement with Aspen, which absorbed the Aspen ADC agreement we entered in 2020. As such, we have reclassified the net reserves acquired in acquisition year 2020 and the net cumulative incurred losses and allocated loss adjustment expenses recorded through December 31, 2022 to acquisition year 2022.

Run-off Segment
General Casualty
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
		(in millions of U.S. dollars)
		Unaudited
2015	2014 and Prior	$24	$45	$65	$84	$102	$113	$116	$122	$130	137
2015	2015	1	1	2	5	11	13	13	17	17	17
2015	2016		—	—	—	1	1	2	4	5	5
	Total	25	46	67	89	114	127	131	143	152	159
2016	2014 and Prior		1	2	2	3	4	3	3	3	3
	Total		1	2	2	3	4	3	3	3	3
2017	2014 and Prior			34	67	87	100	105	112	116	118
	Total			34	67	87	100	105	112	116	118
2018	2014 and Prior				21	56	85	104	119	132	153
2018	2015				17	32	44	58	67	91	103
2018	2016				11	33	47	56	66	79	83
2018	2017				—	12	24	32	37	44	47
2018	2018				—	9	17	26	30	38	40
2018	2019					2	3	6	6	7	7
	Total				49	144	220	282	325	391	433
2019	2014 and Prior					11	15	17	14	15	8
2019	2015					3	12	15	24	32	46
2019	2016					(2)	(1)	(1)	3	5	9
2019	2017					7	10	14	16	17	16
2019	2018					1	3	4	5	4	3
2019	2019					—	1	1	1	1	3
2019	2021							—	—	—	1
	Total					20	40	50	63	74	86
Enstar Group Limited | 2024 Form 10-K                  167

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
General Casualty
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
		(in millions of U.S. dollars)
		Unaudited
2020	2014 and Prior						9	25	63	84	102
2020	2015						10	21	37	51	60
2020	2016						10	34	53	73	89
2020	2017						4	24	38	50	66
2020	2018						—	17	33	56	59
2020	2019						—	19	33	61	76
2020	2020						2	9	20	23	35
	Total						35	149	277	398	487
2021	2014 and Prior							4	17	28	34
2021	2015							9	18	30	37
2021	2016							16	24	37	64
2021	2017							24	51	78	108
2021	2018							6	44	67	111
2021	2019							3	26	41	109
2021	2020							9	17	20	24
	Total							71	197	301	487
2022	2014 and Prior								26	103	304
2022	2015								8	35	64
2022	2016								9	43	73
2022	2017								11	51	90
2022	2018								10	47	87
2022	2019								12	242	288
2022	2020								—	5	15
2022	2023									2	2
	Total								76	528	923
2023	2014 and Prior									9	33
2023	2015									3	7
2023	2016									7	17
2023	2017									4	13
2023	2018									17	30
2023	2019									23	46
2023	2020									13	36
2023	2021									1	11
2023	2022									2	2
	Total									79	195
2024	2014 and Prior										4
2024	2015										1
2024	2016										1
2024	2017										1
	Total										7
	Grand Total										$2,898
Enstar Group Limited | 2024 Form 10-K                  168

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
General Casualty
	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Year of Acquisition	Unaudited
2015	15.15%	12.73%	12.73%	13.33%	15.15%	7.88%	2.42%	7.27%	5.45%	4.24%
2016	25.00%	25.00%	—%	25.00%	25.00%	(25.00)%	—%	—%	—%
2017	25.09%	24.35%	14.76%	9.59%	3.69%	5.16%	2.95%	1.39%
2018	9.72%	18.85%	15.08%	12.30%	8.53%	13.10%	8.35%
2019	5.83%	5.83%	2.92%	3.79%	3.21%	3.50%
2020	5.47%	17.81%	20.00%	18.91%	13.91%
2021	4.05%	7.18%	5.93%	10.60%
2022	4.15%	24.68%	21.57%
2023	12.80%	18.80%
2024	1.92%

Enstar Group Limited | 2024 Form 10-K                  169

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Workers' Compensation
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2024	As of December 31, 2024
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2015	2014 and Prior	$1,382	$1,269	$956	$901	$853	$810	$798	$783	$779	$768	$763	$(5)	$27	18,143
2015	2015	7	22	16	15	15	14	15	14	14	14	14	—	—	5,280
2015	2016	—		1	1	1	1	1	1	—	—	—	—	—	10,722
2015	2017	—			—	—	—	—	—	—	—	—	—	—	2,251
2015	2018	—				—	—	—	—	—	—	—	—	—	10
	Total	1,389	1,291	973	917	869	825	814	798	793	782	777	(5)	27	36,406
2016	2014 and Prior	466		466	434	421	410	395	391	387	386	385	(1)	9	10,533
	Total	466		466	434	421	410	395	391	387	386	385	(1)	9	10,533
2017	2014 and Prior	145			104	112	117	110	104	84	79	80	1	9	21
	Total	145			104	112	117	110	104	84	79	80	1	9	21
2018	2014 and Prior	305				295	282	272	275	261	248	243	(5)	48	8,401
2018	2015	37				37	33	32	30	29	26	25	(1)	4	1,328
2018	2016	44				45	40	39	40	37	35	37	2	8	1,362
2018	2017	53				55	49	47	47	46	43	43	—	7	1,193
2018	2018	65				65	60	60	55	56	48	48	—	7	984
2018	2019	—					21	21	21	21	20	20	—	—	123
2018	2020	—						—	—	—	—	—	—	—	2
2018	2021	—							—	—	—	—	—	—	1
	Total	504				497	485	471	468	450	420	416	(4)	74	13,394
2019	2014 and Prior	65					64	64	72	70	65	61	(4)	28	17,151
2019	2015	55					54	54	44	42	39	37	(2)	17	4,269
2019	2016	82					82	83	61	57	53	51	(2)	21	5,049
2019	2017	87					88	90	66	62	57	54	(3)	25	2,436
2019	2018	119					119	119	82	71	63	59	(4)	32	373
2019	2019	—					—	—	—	—	—	—	—	—	14
2019	2020	—						—	—	—	—	—	—	—	3
2019	2021	—							—	—	—	—	—	—	1
	Total	408					407	410	325	302	277	262	(15)	123	29,296
2020	2014 and Prior	208						121	106	91	90	89	(1)	19	24
2020	2015	2						2	2	1	1	1	—	—	56
2020	2016	3						3	3	3	2	2	—	—	131
2020	2017	2						2	2	1	1	1	—	—	129
2020	2018	10						10	8	8	7	8	1	—	335
2020	2019	32						32	26	26	26	24	(2)	1	677
2020	2020	32						33	26	28	29	29	—	2	1,225
	Total	289						203	173	158	156	154	(2)	22	2,577
2021	2014 and Prior	1,045							981	798	690	625	(65)	110	23,494
2021	2015	43							35	30	33	32	(1)	9	3,776
2021	2016	55							54	49	45	43	(2)	14	3,974
2021	2017	45							46	42	40	42	2	11	5,966
2021	2018	66							63	55	54	57	3	22	6,703
2021	2019	47							47	42	36	36	—	6	5,509
Enstar Group Limited | 2024 Form 10-K                  170

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Workers' Compensation
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2024	As of December 31, 2024
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2021	2020	46							57	55	53	52	(1)	1	7,628
2021	2021	—							23	19	19	17	(2)	4	4,137
2021	2022	—								3	3	2	(1)	—	29
2021	2023	—									—	—	—	—	2
2021	2024	—										—	—	—	1
	Total	1,347							1,306	1,093	973	906	(67)	177	61,219
2022	2014 and Prior	5								7	2	3	1	—	5,549
2022	2015	3								5	3	4	1	—	530
2022	2016	2								1	3	1	(2)	—	604
2022	2017	5								5	3	6	3	—	943
2022	2018	11								9	9	7	(2)	3	3,547
2022	2019	18								11	6	5	(1)	2	22,518
	Total	44								38	26	26	—	5	33,691
2024	2014 and Prior	23										28	5	10	256
2024	2015	3										3	—	2	13
2024	2016	3										3	—	2	27
2024	2017	2										1	(1)	1	39
2024	2018	3										2	(1)	1	70
2024	2019	15										14	(1)	10	498
2024	2020	24										22	(2)	13	1,079
2024	2021	82										81	(1)	41	2,586
2024	2022	102										102	—	42	4,350
2024	2023	113										113	—	66	5,072
2024	2024	49										51		36	1,692
	Total	419										420	(1)	224	15,682
	Grand Total	$5,011										$3,426	$(94)	$670	$202,819

Net cumulative paid losses and ALAE (from table below)												(1,664)
2015 to 2024 acquisition years - net liabilities for losses and ALAE												1,762
2014 and prior acquisition years - net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years												135	3
Total net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years												$1,897	$(91)
Enstar Group Limited | 2024 Form 10-K                  171

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Workers' Compensation
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
		(in millions of U.S. dollars)
		Unaudited
2015	2014 and Prior	$107	$243	$344	$422	$476	$510	$542	$556	$583	$601
2015	2015	3	8	10	11	12	12	12	13	13	13
	Total	110	251	354	433	488	522	554	569	596	614
2016	2014 and Prior		41	76	104	143	175	198	215	236	256
	Total		41	76	104	143	175	198	215	236	256
2017	2014 and Prior			26	33	46	57	61	53	58	63
	Total			26	33	46	57	61	53	58	63
2018	2014 and Prior				8	43	73	89	106	129	141
2018	2015				1	3	8	11	14	18	19
2018	2016				—	5	8	13	16	21	23
2018	2017				—	7	10	12	16	24	27
2018	2018				—	29	34	36	37	39	40
2018	2019					13	16	16	16	19	19
	Total				9	100	149	177	205	250	269
2019	2014 and Prior					3	4	5	5	5	6
2019	2015					3	4	4	4	4	4
2019	2016					5	9	10	11	12	12
2019	2017					2	4	5	7	8	8
2019	2018					1	1	1	1	1	1
	Total					14	22	25	28	30	31
2020	2014 and Prior						2	10	14	22	27
2020	2015						—	—	—	—	1
2020	2016						—	1	1	2	2
2020	2017						—	1	1	1	1
2020	2018						—	1	4	4	5
2020	2019						1	10	15	19	21
2020	2020						1	10	18	23	26
	Total						4	33	53	71	83
2021	2014 and Prior							20	58	112	151
2021	2015							3	8	12	16
2021	2016							5	14	18	20
2021	2017							7	13	23	28
2021	2018							5	12	17	21
2021	2019							8	17	24	27
2021	2020							23	37	44	47
2021	2021							4	10	13	15
	Total							75	169	263	325
2022	2014 and Prior								—	1	1
2022	2015								—	1	2
2022	2016								—	1	3
2022	2017								—	2	3
Enstar Group Limited | 2024 Form 10-K                  172

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Workers' Compensation
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
		(in millions of U.S. dollars)
		Unaudited
2022	2018								—	3	4
2022	2019								—	—	1
	Total								—	8	14
2024	2014 and Prior										2
2024	2021										1
2024	2022										2
2024	2023										3
2024	2024										1
	Total										9
	Grand Total										$1,664

Run-off Segment
Workers' Compensation
	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Year of Acquisition	Unaudited
2015	14.16%	18.15%	13.26%	10.17%	7.08%	4.38%	4.12%	1.93%	3.47%	2.32%
2016	10.65%	9.09%	7.27%	10.13%	8.31%	5.97%	4.42%	5.45%	5.19%
2017	32.50%	8.75%	16.25%	13.75%	5.00%	(10.00)%	6.25%	6.25%
2018	2.16%	21.88%	11.78%	6.73%	6.73%	10.82%	4.57%
2019	5.34%	3.05%	1.15%	1.15%	0.76%	0.38%
2020	2.60%	18.83%	12.99%	11.69%	7.79%
2021	8.28%	10.38%	10.38%	6.79%
2022	—%	30.41%	21.28%
2024	2.14%
Enstar Group Limited | 2024 Form 10-K                  173

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Professional Indemnity / Directors and Officers
			Net cumulative incurred losses and allocated loss adjustment expenses									Year Ended December 31, 2024	As of December 31, 2024
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2016	2017	2018	2019	2020	2021	2022	2023	2024	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2016	2014 and Prior	$111	$108	$110	$110	$98	$96	$92	$89	$86	$80	$(6)	$(4)	3,014
	Total	111	108	110	110	98	96	92	89	86	80	(6)	(4)	3,014
2018	2014 and Prior	401			399	356	352	345	332	338	326	(12)	(1)	69,760
2018	2015	45			60	67	66	53	58	47	43	(4)	—	3,846
2018	2016	15			34	37	51	66	71	88	84	(4)	1	2,202
2018	2017	1			3	7	7	10	11	27	27	—	1	204
2018	2018	—			—	1	1	1	1	(1)	(1)	—	—	14
2018	2019	—				—	—	—	—	—	—	—	—	8
2018	2020	—					—	—	1	1	—	(1)	1	24
2018	2021	—						—	—	—	—	—	—	3
2018	2022	—							—	—	—	—	—	1
	Total	462			496	468	477	475	474	500	479	(21)	2	76,062
2019	2014 and Prior	124				91	79	76	74	93	83	(10)	2	18,296
2019	2015	62				58	35	34	33	28	29	1	2	4,667
2019	2016	15				35	45	54	47	42	43	1	3	5,436
2019	2017	6				18	35	38	41	44	46	2	2	3,174
2019	2018	—				5	5	5	5	(4)	(5)	(1)	—	391
2019	2019	—				2	1	2	2	2	2	—	—	64
2019	2020	—					—	—	—	—	—	—	—	41
2019	2021	—						—	—	—	—	—	—	7
2019	2022	—							—	—	—	—	—	12
2019	2023	—								—	—	—	—	9
	Total	207				209	200	209	202	205	198	(7)	9	32,097
2020(1)	2014 and Prior	1					1	1	1	1	1	—	—	49
2020(1)	2015	1					1	1	—	—	1	1	—	3
2020(1)	2016	—					—	—	—	—	—	—	—	8
2020(1)	2017	1					1	1	(1)	(1)	(1)	—	—	43
2020(1)	2018	13					13	14	12	12	10	(2)	1	126
2020(1)	2019	32					32	21	31	32	35	3	2	157
2020(1)	2020	35					35	37	32	32	31	(1)	3	165
	Total	83					83	75	75	76	77	1	6	551
2021	2014 and Prior	102						112	90	49	44	(5)	11	13,200
2021	2015	43						45	33	25	21	(4)	5	2,947
2021	2016	46						45	38	34	25	(9)	6	2,545
2021	2017	74						67	67	66	63	(3)	7	3,246
2021	2018	141						132	119	110	87	(23)	26	3,507
2021	2019	175						161	185	173	134	(39)	42	3,672
2021	2020	47						39	26	11	14	3	10	1,035
2021	2021	—						10	9	10	5	(5)	3	273
2021	2022	—							2	11	1	(10)	—	68
2021	2023	—								—	—	—	—	5
	Total	628						611	569	489	394	(95)	110	30,498
Enstar Group Limited | 2024 Form 10-K                  174

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Professional Indemnity / Directors and Officers
			Net cumulative incurred losses and allocated loss adjustment expenses									Year Ended December 31, 2024	As of December 31, 2024
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2016	2017	2018	2019	2020	2021	2022	2023	2024	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2022 (1)	2014 and Prior	67					25	39	114	67	79	12	12	23,401
2022 (1)	2015	46					16	16	32	55	46	(9)	13	5,222
2022 (1)	2016	45					16	26	20	45	39	(6)	12	6,565
2022 (1)	2017	90					16	25	54	56	79	23	23	7,327
2022 (1)	2018	85					13	24	108	104	97	(7)	(1)	8,852
2022 (1)	2019	180					68	35	110	138	145	7	31	9,845
2022 (1)	2020	48					—	—	—	—	2	2	—	—
2022 (1)	2022	—							—	—	1	1	—	—
2022 (1)	2023	—								—	1	1	—	—
	Total	561					154	165	438	465	489	24	90	61,212
2023	2014 and Prior	148								202	169	(33)	3	4,961
2023	2015	53								44	56	12	(9)	2,146
2023	2016	69								82	80	(2)	60	3,466
2023	2017	250								284	255	(29)	55	6,401
2023	2018	185								166	218	52	26	7,591
2023	2019	256								258	273	15	54	6,135
2023	2020	229								217	235	18	77	1,907
2023	2021	27								25	23	(2)	25	159
2023	2022	3								3	2	(1)	1	—
	Total	1,220								1,281	1,311	30	292	32,766
2024	2014 and Prior	5									5	—	3	5
2024	2015	—									—	—	—	1
2024	2016	1									1	—	—	3
2024	2017	2									2	—	—	1
2024	2018	1									1	—	1	20
2024	2019	1									1	—	—	11
2024	2020	5									5	—	3	19
2024	2021	50									50	—	32	109
2024	2022	56									56	—	30	137
2024	2023	37									37	—	29	63
	Total	158									158	—	98	369
	Grand Total	$3,430									$3,186	$(74)	$603	236,569

Net cumulative paid losses and ALAE (from table below)											(1,621)
2015 to 2024 acquisition years - net liabilities for losses and ALAE											1,565
2014 and prior acquisition years - net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years											42	19
Total net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years											$1,607	$(55)
(1) In 2022, we entered an LPT agreement with Aspen, which absorbed the Aspen ADC agreement we entered in 2020. As such, we have reclassified the net reserves acquired in acquisition year 2020 and the net cumulative incurred losses and allocated loss adjustment expenses recorded through December 31, 2022 to acquisition year 2022.
Enstar Group Limited | 2024 Form 10-K                  175

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Professional Indemnity / Directors and Officers
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024
		(in millions of U.S. dollars)
		Unaudited
2016	2014 and Prior	$9	$19	$30	$28	$31	$39	$42	$53	$58
	Total	9	19	30	28	31	39	42	53	58
2018	2014 and Prior			67	116	117	143	180	216	223
2018	2015			17	20	26	22	22	19	27
2018	2016			8	24	37	45	58	72	77
2018	2017			—	2	5	8	9	24	30
2018	2018			—	1	1	1	1	(1)	(1)
	Total			92	163	186	219	270	330	356
2019	2014 and Prior				13	16	31	34	54	55
2019	2015				10	7	9	11	14	17
2019	2016				9	21	26	36	33	35
2019	2017				3	14	16	26	41	44
2019	2018				1	1	3	4	(3)	(5)
2019	2019				—	—	1	2	2	1
	Total				36	59	86	113	141	147
2020	2014 and Prior					1	1	1	1	1
2020	2015					—	—	—	—	1
2020	2017					—	(1)	—	(1)	(1)
2020	2018					—	4	9	10	9
2020	2019					—	9	21	27	31
2020	2020					1	8	17	29	27
	Total					2	21	48	66	68
2021	2014 and Prior						4	6	23	27
2021	2015						2	4	11	16
2021	2016						3	7	13	16
2021	2017						3	16	28	37
2021	2018						7	37	49	60
2021	2019						2	43	54	72
2021	2020						2	3	5	7
2021	2021						1	2	4	4
	Total						24	118	187	239
2022	2014 and Prior							44	32	46
2022	2015							2	16	23
2022	2016							1	13	21
2022	2017							2	16	36
2022	2018							1	40	47
2022	2019							3	55	91
	Total							53	172	264
2023	2014 and Prior								45	63
2023	2015								5	17
2023	2016								9	51
2023	2017								43	96
Enstar Group Limited | 2024 Form 10-K                  176

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Professional Indemnity / Directors and Officers
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024
		(in millions of U.S. dollars)
		Unaudited
2023	2018								45	98
2023	2019								38	89
2023	2020								40	77
2023	2021								(4)	(5)
2023	2022								—	1
	Total								221	487
2024	2019									1
2024	2020									1
	Total									2
	Grand Total									$1,621

Run-off Segment
Professional Indemnity/Directors & Officers
	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9
Year of Acquisition	Unaudited
2016	11.25%	12.50%	13.75%	(2.50)%	3.75%	10.00%	3.75%	13.75%	6.25%
2018	19.21%	14.82%	4.80%	6.89%	10.65%	12.53%	5.43%
2019	18.18%	11.62%	13.64%	13.64%	14.14%	3.03%
2020	2.60%	24.68%	35.06%	23.38%	2.60%
2021	6.09%	23.86%	17.51%	13.20%
2022	10.84%	24.33%	18.85%
2023	16.86%	20.29%
2024	1.27%
Enstar Group Limited | 2024 Form 10-K                  177

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Motor
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2024	As of December 31, 2024
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2015	2014 and Prior	$59	$73	$77	$77	$77	$75	$74	$74	$74	$73	$73	$—	$—	1,799
2015	2015	3	6	6	8	8	8	8	8	8	8	7	(1)	—	1,385
2015	2016	—		1	—	—	—	—	—	1	1	1	—	—	229
2015	2017	—			—	—	—	—	—	—	—	—	—	—	14
2015	2018	—				—	—	—	—	—	—	—	—	—	5
	Total	62	79	84	85	85	83	82	82	83	82	81	(1)	—	3,432
2017	2014 and Prior	21			29	22	22	24	30	28	30	29	(1)	—	150
2017	2015	1			1	2	1	1	1	1	1	1	—	—	15
2017	2016	—			—	—	1	1	1	1	1	1	—	—	4
	Total	22			30	24	24	26	32	30	32	31	(1)	—	169
2018	2014 and Prior	290				246	248	237	230	234	242	249	7	(3)	5,759
2018	2015	115				105	112	107	104	110	109	108	(1)	3	1,048
2018	2016	102				98	104	98	96	97	100	95	(5)	3	642
2018	2017	101				102	98	102	102	103	103	104	1	1	101
2018	2018	181				181	158	160	161	167	166	167	1	3	32
2018	2019	—					39	39	40	44	43	43	—	—	44
	Total	789				732	759	743	733	755	763	766	3	7	7,626
2019	2014 and Prior	20					22	20	20	18	19	19	—	1	3,606
	Total	20					22	20	20	18	19	19	—	1	3,606
2020	2015	2						3	3	3	3	3	—	—	19
2020	2016	49						42	49	51	51	51	—	—	223
2020	2017	154						186	215	231	232	229	(3)	2	1,169
2020	2018	250						397	415	469	454	447	(7)	8	2,397
	Total	455						628	682	754	740	730	(10)	10	3,808
2021	2014 and Prior	15							15	8	5	4	(1)	1	3,071
2021	2015	6							4	—	(1)	(2)	(1)	(1)	821
2021	2016	7							6	3	3	2	(1)	—	796
2021	2017	7							5	3	2	2	—	1	591
2021	2018	7							7	5	7	8	1	1	1
2021	2019	9							11	9	19	24	5	1	1
2021	2020	6							7	5	5	6	1	—	1
	Total	57							55	33	40	44	4	3	5,282
2022	2014 and Prior	1								1	—	(1)	(1)	—	29,755
2022	2015	2								2	—	—	—	—	6,323
2022	2016	3								3	1	2	1	—	5,055
2022	2017	2								2	1	1	—	—	5,374
2022	2018	8								8	1	1	—	—	5,677
2022	2019	—								—	5	6	1	—	5,791
	Total	16								16	8	9	1	—	57,975
2023	2014 and Prior	253									253	233	(20)	54	225
2023	2015	4									3	3	—	—	86
2023	2016	8									10	5	(5)	—	253
Enstar Group Limited | 2024 Form 10-K                  178

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Motor
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2024	As of December 31, 2024
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2023	2017	17									9	8	(1)	—	400
2023	2018	19									16	14	(2)	1	496
2023	2019	28									25	29	4	1	698
2023	2020	48									37	41	4	2	1,136
2023	2021	46									44	42	(2)	2	2,085
	Total	423									397	375	(22)	60	5,379
2024	2014 and Prior	14										13	(1)	(3)	2
2024	2015	—										—	—	—	3
2024	2016	1										1	—	1	—
2024	2017	5										5	—	4	4
2024	2018	6										6	—	4	5
2024	2019	6										7	1	2	12
2024	2020	12										12	—	9	30
2024	2021	17										17	—	11	60
2024	2022	18										18	—	15	—
2024	2023	29										29	—	26	—
	Total	108										108	—	69	116
	Grand Total	$1,952										$2,163	$(26)	$150	87,393

Net cumulative paid losses and ALAE (from table below)												(1,633)
2015 to 2024 acquisition years - net liabilities for losses and ALAE												530
2014 and prior acquisition years - net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years												15	(3)
Total net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years												$545	$(29)

Run-off Segment
Motor
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
		(in millions of U.S. dollars)
		Unaudited
2015	2014 and Prior	$29	$44	$52	$58	$61	$63	$65	$66	$66	$65
2015	2015	3	4	6	7	7	8	8	8	8	8
2015	2016		—	—	—	—	—	—	—	—	1
	Total	32	48	58	65	68	71	73	74	74	74
2017	2014 and Prior			12	16	19	22	22	26	27	29
2017	2015			—	—	1	1	1	1	1	1
2017	2016			—	—	1	1	1	1	1	1
	Total			12	16	21	24	24	28	29	31
2018	2014 and Prior				50	111	136	159	173	181	207
2018	2015				17	54	75	82	91	99	100
2018	2016				6	41	63	74	82	87	82
Enstar Group Limited | 2024 Form 10-K                  179

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Motor
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
		(in millions of U.S. dollars)
		Unaudited
2018	2017				—	48	73	83	92	98	101
2018	2018				—	87	120	136	149	159	163
2018	2019					22	30	36	40	42	43
	Total				73	363	497	570	627	666	696
2019	2014 and Prior					—	1	4	5	5	5
	Total					—	1	4	5	5	5
2020	2015						2	3	3	3	3
2020	2016						25	40	45	48	51
2020	2017						69	148	196	215	223
2020	2018						110	247	353	409	428
	Total						206	438	597	675	705
2021	2014 and Prior							—	—	—	2
2021	2015							—	(2)	(3)	(3)
2021	2016							—	—	—	1
2021	2017							—	—	—	1
2021	2018							—	—	—	4
2021	2019							—	—	—	13
2021	2020							—	—	—	3
	Total							—	(2)	(3)	21
2022	2016								—	—	1
2022	2018								—	—	1
2022	2019								—	2	5
	Total								—	2	7
	2014 and Prior									2	10
2023	2015									—	1
2023	2016									3	3
2023	2017									1	3
2023	2018									3	10
2023	2019									7	17
2023	2020									6	23
2023	2021									7	19
	Total									29	86
2024	2014 and Prior										1
2024	2018										1
2024	2019										2
2024	2020										2
2024	2021										2
	Total										8
	Grand Total										$1,633
Enstar Group Limited | 2024 Form 10-K                  180

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

Run-off Segment
Motor
	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Year of Acquisition	Unaudited
2015	39.51%	19.75%	12.35%	8.64%	3.70%	3.70%	2.47%	1.23%	—%	—%
2017	38.71%	12.90%	16.13%	9.68%	—%	12.90%	3.23%	6.45%
2018	9.53%	37.86%	17.49%	9.53%	7.44%	5.09%	3.92%
2019	—%	5.26%	15.79%	5.26%	—%	1.58%
2020	28.22%	31.78%	21.78%	10.68%	4.11%
2021	—%	(4.55)%	(2.27)%	54.55%
2022	—%	22.22%	55.56%
2023	7.73%	15.20%
2024	7.41%
Enstar Group Limited | 2024 Form 10-K                  181

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

StarStone International
General Casualty
Net Cumulative Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance											For The Year Ended December 31, 2024	As of December 31, 2024
Accident Year	For The Years Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	PPD	IBNR(1)	Cumulative Number of Claims
	(in millions of U.S. dollars, except cumulative number of claims)
	(unaudited)
2014 and Prior	$100	$106	$103	$110	$119	$119	$120	$121	$121	$129	$8	$3	13,440
2015	52	53	55	62	70	67	68	73	74	84	10	3	3,531
2016		55	54	80	103	98	106	103	104	109	5	8	3,647
2017			60	94	132	141	150	160	175	187	12	20	3,674
2018				41	47	50	45	56	52	51	(1)	16	2,697
2019					10	11	16	16	18	32	14	1	1,744
2020						31	48	34	40	35	(5)	2	854
2021							1	—	1	—	(1)	—	140
2022								—	—	—	—	—	91
2023									—	—	—	—	12
2024										(1)		(1)	—
									Total	$626	$42	$52	29,830
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	For The Years Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(in millions of U.S. dollars)
	(unaudited)
2014 and Prior	$42	$63	$73	$92	$99	$103	$105	$114	$116	$116
2015	3	10	21	31	45	48	55	62	69	71
2016		1	15	32	52	64	78	82	86	97
2017			3	23	61	97	118	129	143	157
2018				2	6	17	21	29	38	38
2019					1	4	5	7	12	25
2020						1	9	17	21	21
									Total	$525
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$101

Enstar Group Limited | 2024 Form 10-K                  182

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2024 is set forth below:

2024
(in millions of U.S. dollars)
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$101
Reinsurance recoverable on unpaid losses	9
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$110
The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
General Casualty	6.94%	12.60%	14.90%	12.82%	10.81%	13.95%	4.21%	6.62%	6.66%	1.19%
Enstar Group Limited | 2024 Form 10-K                  183

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

StarStone International
Workers' Compensation
Net Cumulative Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance											For The Year Ended December 31, 2024	As of December 31, 2024
	For The Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	PPD	IBNR(1)	Cumulative Number of Claims
	(in millions of U.S. dollars, except cumulative number of claims)
	(unaudited)
2014 and Prior	$119	$119	$117	$118	$118	$118	$118	$118	$117	$118	$1	$—	5,388
2015	42	43	40	39	38	37	36	36	34	34	—	—	2,893
2016		55	53	53	56	52	52	52	51	51	—	—	2,932
2017			41	41	38	40	40	39	37	35	(2)	—	2,612
2018				37	37	38	37	37	36	35	(1)	—	3,410
2019					17	23	25	25	25	27	2	—	3,856
2020						30	41	35	34	35	1	—	2,848
2021							8	4	4	3	(1)	2	108
2022								3	3	3	—	—	17
										$341	$—	$2	24,064
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(in millions of U.S. dollars)
	(unaudited)
2014 and Prior	$108	$111	$113	$115	$115	$115	$115	$116	$117	$116
2015	5	17	26	30	32	33	33	34	34	34
2016		7	25	36	43	45	47	49	50	50
2017			6	17	27	32	34	35	36	34
2018				13	23	27	29	31	33	34
2019					3	17	19	22	24	23
2020						5	20	27	29	28
2021							—	1	2	2
										$321
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$20

Enstar Group Limited | 2024 Form 10-K                  184

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2024 is set forth below:

2024
(in millions of U.S. dollars)
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$20
Reinsurance recoverable on unpaid losses	—
Gross liability for unpaid losses and LAE before ULAE and fair value adjustments	$20
The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Workers Compensation	28.52%	32.55%	18.81%	8.00%	3.68%	1.96%	1.93%	0.01%	0.28%	(0.42)%
Enstar Group Limited | 2024 Form 10-K                  185

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

StarStone International
Professional Indemnity / Directors and Officers
Net Cumulative Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance											For The Year Ended December 31, 2023	As of December 31, 2024
	For The Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	PPD	IBNR(1)	Cumulative Number of Claims
	(in millions of U.S. dollars, except cumulative number of claims)
	(unaudited)
2014 and Prior	$51	$51	$49	$54	$65	$65	$70	$69	$65	$63	$(2)	$6	7,777
2015	19	25	25	28	28	31	32	30	30	28	(2)	2	1,578
2016		27	26	27	26	23	23	24	21	21	—	1	1,021
2017			31	42	37	31	28	26	22	25	3	1	1,120
2018				31	33	34	36	39	33	35	2	2	1,290
2019					20	26	27	30	21	24	3	8	1,374
2020						32	27	26	11	21	10	10	1,007
2021							10	9	10	10	—	3	265
2022								2	11	1	(10)	—	68
2023									—	—	—	—	5
										$228	$4	$33	15,505
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	For The Years Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(in millions of U.S. dollars)
	(unaudited)
2014 and Prior	$20	$27	$30	$41	$43	$46	$46	$48	$48	$51
2015	2	7	11	14	18	21	21	22	23	25
2016		1	7	13	15	17	18	18	17	18
2017			2	10	16	19	20	20	21	24
2018				3	9	14	19	27	29	33
2019					—	4	5	11	11	14
2020						—	2	3	5	6
2021							1	2	4	5
										$176
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$52

Enstar Group Limited | 2024 Form 10-K                  186

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Losses and Loss Adjustment Expenses

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2024 is set forth below:

2024
(in millions of U.S. dollars)
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$52
Reinsurance recoverable on unpaid losses	5
Gross liability for unpaid losses and LAE before ULAE and fair value adjustments	$57
The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Professional Indemnity / Directors and Officers	11.70%	19.45%	14.35%	13.56%	8.37%	6.41%	3.09%	3.50%	2.78%	5.95%
Enstar Group Limited | 2024 Form 10-K                  187

Item 8 | Notes to Consolidated Financial Statements | Note 12 - Future Policyholder Benefits

12. FUTURE POLICYHOLDER BENEFITS

The following disclosure pertains to our future policyholder benefits related to our former business within Enhanzed Re, prior to our exit of that business through a series of commutation, novation and termination actions in 2022 that were recognized in our financial statements in 2023 due to a one-quarter lag in reporting. The former provision for future policyholder benefits included provisions for life contingent liabilities assumed as well as other policy benefits for insureds. The future policyholder benefits were equal to the present value of the future benefits payments and related expenses less the present value of future net premiums.
The assumed liabilities for future policyholder benefits were comprised primarily of in-payment annuity contract liabilities, which were classified as limited-payment contracts. The balances of and changes in liability for future policyholder benefits were as follows:

December 31, 2023
(in millions of U.S. dollars)
Beginning Balance as of January 1, 2023	$821
Benefits paid	(6)
Effect of exchange rate movement	13
Derecognition (1)	(828)
Balance as of December 31	$—
(1) In November 2022, we completed a novation of the reinsurance of a closed block of life annuity policies, which was recorded in our first quarter 2023 results due to a one quarter reporting lag. See below for additional information.
There were no gross premiums recognized for the year ended December 31, 2023.
Discount rate assumptions associated with liability remeasurement were previously updated at each reporting period to reflect the current upper-medium grade fixed-income instrument yield, with changes in the interest rate from inception to current period reported through accumulated other comprehensive loss.
We previously applied a discount rate methodology to incorporate the currency and duration characteristics of the liabilities. For interest accretion, interest rates were fixed at inception. Significant assumptions to the calculation of future policyholder benefits also included mortality, mortality improvement, and timing of cash flow payments. The assumptions were reviewed at least annually.
Enhanzed Re Master Agreement and Novation of Future Policyholder Benefits
In August 2022, Enhanzed Re entered into a Master Agreement with Cavello, a wholly-owned subsidiary of Enstar, and Allianz. Pursuant to the Master Agreement, Enhanzed Re, Cavello and Allianz agreed to a series of transactions that allowed us to unwind Enhanzed Re’s operations in an orderly manner. The transactions included (i) commuting or novating all of the reinsurance contracts written by Enhanzed Re, (ii) repaying the $70 million of subordinated notes issued by Enhanzed Re to an affiliate of Allianz, and (iii) distributing Enhanzed Re’s excess capital to Cavello and Allianz in accordance with their respective equity ownership.
In November 2022, Enhanzed Re completed a novation of the reinsurance of a closed block of life annuity policies to Monument Re Limited, a subsidiary of Monument Insurance Group Limited (“Monument Re”). We settled the life liabilities and the related assets at carrying value in return for cash consideration of $94 million as of the closing date and recorded other income of $275 million. This amount consisted of a reclassification adjustment of the component of AOCI related to the unlocking of the discount rate assumption into net income. Our net income attributable to Enstar was reduced by the amount attributable to Allianz’s 24.9% noncontrolling interest in Enhanzed Re at the time of the transaction and our other income recorded was subject to deferral as profits emerge from the underlying novated business, which is generally over the expected settlement period of the life annuity policies, to account for our preexisting 20% ownership interest in Monument Re at the time of the transaction.
Enstar Group Limited | 2024 Form 10-K                  188

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
During the years ended December 31, 2024 and 2023, we amortized $2 million of the deferred gain each year into other income. The remaining deferred gain will be amortized over the expected settlement period of the transferred life annuity policies, or until Monument Re otherwise transfers the portfolio to a third party. The balance of deferred gain as of December 31, 2024 was $45 million.

Enstar Group Limited | 2024 Form 10-K                  189

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
Defendant A&E liabilities also include amounts for environmental liabilities, associated with the acquired companies' properties, relating to estimated clean-up costs associated with DCo’s and Morse TEC’s former operations based on engineering reports.
Changes to our estimate of these liabilities are recorded to changes in defendant asbestos and environmental expenses within the consolidated statements of operations in the period that our estimate is adjusted.
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
Changes in the allowance, as well as any subsequent collections of amounts previously written off, are reported as part of defendant asbestos and environmental expenses in our consolidated statements of operations.
Included within insurance balances recoverable and defendant A&E liabilities are the fair value adjustments that were initially recognized upon acquisition. These fair value adjustments are amortized in proportion to the actual payout of claims and recoveries.

Enstar Group Limited | 2024 Form 10-K                  190

Item 8 | Notes to Consolidated Financial Statements | Note 13 - Defendant Asbestos and Environmental Liabilities

The carrying value of the defendant A&E liabilities, insurance recoveries, future estimated expenses and the fair value adjustments related to DCo and Morse TEC as of December 31, 2024 and 2023 was as follows:

	2024	2023
	(in millions of U.S. dollars)
Defendant A&E liabilities:
Defendant asbestos liabilities	$706	$734
Defendant environmental liabilities	9	10
Estimated future expenses	32	33
Fair value adjustments	(202)	(210)
Defendant A&E liabilities	545	567

Insurance balances recoverable:
Insurance recoveries related to defendant asbestos liabilities (net of allowance: 2024 - $4; 2023 - $5)	216	217
Fair value adjustments	(44)	(45)
Insurance balances recoverable	172	172

Net liabilities relating to defendant A&E exposures	$373	$395
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
In developing the estimate of liability for potential future claims, the actuarial methods project the potential number of future claims based on our historical claim filings and health studies. The actuarial methods also utilize assumptions based on our historical proportion of claims resolved without payment, historical claim resolution costs for those claims that result in a payment, and historical defense costs. The liabilities are estimated by using pending and projected future claim filings, projected payments rates, average claim resolution amounts and an estimate for defense costs, which is derived based on assumptions relating to defense cost to indemnity cost ratios. We utilize judgment when determining the assumptions related to the expected number of future claims (which includes projected future claims filings and projected payment rates), average claim resolution amounts, and estimated defense costs.
We determine, based on the factors described above, including the actuarial analysis, that their best estimate of the aggregate liability both for asbestos-related claims asserted but not yet resolved and potential asbestos-related claims not yet asserted, including estimated defense costs, was $706 million and $734 million as of December 31, 2024 and 2023, respectively.
Enstar Group Limited | 2024 Form 10-K                  191

Item 8 | Notes to Consolidated Financial Statements | Note 13 - Defendant Asbestos and Environmental Liabilities

The table below provides a consolidated reconciliation of the beginning and ending liability for defendant A&E liabilities for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(in millions of U.S. dollars)
Balance as of January 1	$567	$607	$638
Insurance balances recoverable	(172)	(177)	(213)
Net balance as of January 1	395	430	425
Amounts recorded in defendant asbestos and environmental expenses:
Increase (reduction) in estimate of net ultimate liabilities	33	1	(2)
Reduction in estimated future expenses	(1)	(2)	(1)
Amortization of fair value adjustments	8	13	7
Total defendant asbestos and environmental expenses	40	12	4
Total net (paid claims) recoveries	(62)	(47)	1
Net balance as of December 31	373	395	430
Insurance balances recoverable	172	172	177
Balance as of December 31	$545	$567	$607
Total other expense from our defendant A&E liabilities was $40 million for the year ended December 31, 2024, primarily due to increase in estimate of net ultimate liabilities driven by higher than expect claim costs and filings.
Total other expense was $12 million for the year ended December 31, 2023, primarily due to the amortization of fair value adjustments.
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
We have a liability for defendant environmental liabilities of $9 million and $10 million as of December 31, 2024 and 2023, respectively. The estimate for defendant environmental liabilities is based on information available to us, including an estimate of the allocation of liability among PRPs, the probability that other PRPs will pay the cost apportioned to them, currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs, and remediation alternatives.
Allowance for Estimated Uncollectible Insurance Balances Recoverable on Defendant Asbestos Liabilities
We maintained an allowance for estimated uncollectible insurance balances related to our defendant asbestos liabilities of $4 million and $5 million for the years ended December 31, 2024 and 2023, respectively.
During the years ended December 31, 2024 and 2023, we did not have any new provisions, write-offs charged against the allowance for estimated uncollectible insurance or any recoveries of amounts previously written off.
We did not have significant non-disputed past due balances receivable from our insurers related to our defendant asbestos liabilities, that were older than one year for any of the periods presented. Any balances that are part of ongoing legal activity are estimated to be recovered at the level of our recorded asset which is consistent with our legal advice and past collection experience.
Enstar Group Limited | 2024 Form 10-K                  192

Item 8 | Notes to Consolidated Financial Statements | Note 14 - Fair Value Measurements

14. FAIR VALUE MEASUREMENTS

Fair Value Hierarchy
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between market participants. We use a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The hierarchy is broken down into three levels as follows:
•Level 1 - Valuations based on unadjusted quoted prices in active markets that we can access for identical assets or liabilities. Valuation adjustments and block discounts are not applied to Level 1 instruments.
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
Enstar Group Limited | 2024 Form 10-K                  193

Item 8 | Notes to Consolidated Financial Statements | Note 14 - Fair Value Measurements

We have categorized our assets and liabilities that are recorded at fair value on a recurring and non-recurring basis among levels based on the observability of inputs, or at fair value using NAV per share (or its equivalent) as follows:

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and Fixed maturities:
U.S. government and agency	$—	$420	$—	$—	$420
U.K. government	—	44	—	—	44
Other government	—	359	—	—	359
Corporate	—	3,244	17	—	3,261
Municipal	—	109	—	—	109
Residential mortgage-backed	—	421	—	—	421
Commercial mortgage-backed	—	784	—	—	784
Asset-backed	—	742	30	—	772
	—	6,123	47	—	6,170

Funds held (1)	70	2,305	5	71	2,451

Equities:
Privately held equity investments	—	—	389	71	460
Publicly traded equity investments	166	9	1	—	176
Exchange-traded funds	151	—	—	—	151
Warrant and others	—	—	16	—	16
	317	9	406	71	803

Other investments:
Private equity funds	—	—	—	1,926	1,926
Private credit funds	—	363	—	501	864
Hedge funds	—	—	—	410	410
Fixed income funds	—	5	—	364	369
Real estate fund	—	—	—	401	401
CLO equity funds	—	—	—	162	162
CLO equities	—	52	—	—	52
Equity funds	—	4	—	—	4
	—	424	—	3,764	4,188
Total Investments excluding funds held by reinsured companies and equity method investments	$387	$8,861	$458	$3,906	$13,612

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$179	$—	$179

Other Assets:
Derivatives qualifying as hedging	$—	$2	$—	$—	$2
Derivatives not qualifying as hedging	—	3	—	—	3
Derivative instruments	$—	$5	$—	$—	$5

Losses and LAE:	$—	$—	$997	$—	$997

Other Liabilities:
Derivatives qualifying as hedging	$—	$—	$—	$—	$—
Derivatives not qualifying as hedging	—	7	—	—	7
Derivative instruments	$—	$7	$—	$—	$7
(1) The difference in the amount of funds held shown at fair value and the funds held shown in our consolidated balance sheet relates to the $2.5 billion of funds held by reinsured companies carried at amortized cost.
Enstar Group Limited | 2024 Form 10-K                  194

Item 8 | Notes to Consolidated Financial Statements | Note 14 - Fair Value Measurements

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and Fixed maturities:
U.S. government and agency	$—	$326	$—	$—	$326
U.K government	—	72	—	—	72
Other government	—	391	—	—	391
Corporate	—	4,119	12	—	4,131
Municipal	—	142	—	—	142
Residential mortgage-backed	—	487	—	—	487
Commercial mortgage-backed	—	841	—	—	841
Asset-backed	—	873	11	—	884
	—	7,251	23	—	7,274

Funds held (1)	58	2,342	40	102	2,542

Equities:
Privately held equity investments	—	—	299	45	344
Publicly traded equity investments	243	31	1	—	275
Exchange-traded funds	82	—	—	—	82
	325	31	300	45	701

Other investments:
Private equity funds	—	—	—	1,617	1,617
Private credit funds	—	183	—	442	625
Fixed income funds	—	53	—	552	605
Hedge funds	—	—	—	491	491
Real estate fund	—	—	—	269	269
CLO equity funds	—	—	—	182	182
CLO equities	—	60	—	—	60
Equity funds	—	4	—	—	4
	—	300	—	3,553	3,853
Total Investments excluding funds held by reinsured companies and equity method investments	$383	$9,924	$363	$3,700	$14,370

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$217	$—	$217

Other Assets:
Derivatives qualifying as hedging	$—	$1	$—	$—	$1
Derivatives not qualifying as hedging	—	3	—	—	3
Derivative instruments	$—	$4	$—	$—	$4

Losses and LAE:	$—	$—	$1,163	$—	$1,163

Other Liabilities:
Derivatives qualifying as hedging	$—	$6	$—	$—	$6
Derivatives not qualifying as hedging	—	3	—	—	3
Derivative instruments	$—	$9	$—	$—	$9
(1) The difference in the amount of funds held shown at fair value and the funds held shown in our consolidated balance sheet relates to the $2.7 billion of funds held by reinsured companies carried at amortized cost.

Enstar Group Limited | 2024 Form 10-K                  195

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
•U.S. and non-U.S. government and agency securities consist of securities issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies, or consist of bonds issued by non-U.S. governments and agencies along with supranational organizations. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are observable market inputs and, therefore, the fair values of these securities are classified as Level 2.
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
Enstar Group Limited | 2024 Form 10-K                  196

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
Equities
Our investments in equities consist of a combination of publicly traded investments, privately held investments, and warrants. Our publicly traded equity investments in common and preferred stocks predominantly trade on major exchanges and are managed by our external advisors. Our exchange-traded funds also trade on major exchanges.
Our publicly traded equities are widely diversified and there is no significant concentration in any specific industry. We use an internationally recognized pricing service to estimate the fair value of our publicly traded equities and exchange-traded funds. We have categorized most of our publicly traded equity investments, other than preferred stock, and our exchange-traded funds as Level 1 investments because the fair values of these investments are based on unadjusted quoted prices in active markets for identical assets. One equity security trades in an inactive market and, as a result has been classified as Level 2. The fair value estimates of our investments in publicly traded preferred stock are based on observable market data and, as a result, have been categorized as Level 2. Certain private placement investments classified within Equities are valued using prices obtained from external managers using independent valuation agents and the valuation inputs used are considered unobservable with no active market at the measurement date. As a result, these private placement investments are classified as Level 3.
Our privately held equity investments in common and preferred stocks are direct investments in companies that we believe offer attractive risk adjusted returns and/or offer other strategic advantages. We also hold a warrant to purchase common stock in a company that is exercisable upon the occurrence of certain events. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. The market for these investments is illiquid and there is no active market. For the majority of these we use a combination of cost, internal models and reported values from co-investors/managers to calculate the fair value of the privately held equity investments. The fair value estimates of these are based on unobservable market data so have been categorized as Level 3. We also have one direct investment in the equity of a privately held business development company which values its underlying investments using NAV as a practical expedient; therefore, the investment has not been categorized within the fair value hierarchy.
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
•For our investments in hedge funds, private equity funds, CLO equity funds, private credit funds and the real estate fund, we primarily measure fair value by obtaining the most recently available NAV as advised by the external fund manager or third-party administrator. The fair values of these investments are measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy.
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
Enstar Group Limited | 2024 Form 10-K                  197

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
Enstar Group Limited | 2024 Form 10-K                  198

Item 8 | Notes to Consolidated Financial Statements | Note 14 - Fair Value Measurements

Level 3 Measurements and Changes in Leveling
Transfers into or out of levels are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value.
Investments
The following table present a reconciliation of the beginning and ending balances for all our equity investments and fixed maturity investments measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2024 and 2023:

	2024
	Fixed maturity investments		Equities			Total
	Corporate	Asset-backed	Privately-held Equities	Publicly traded equity investments	Warrants and Other
			(in millions of U.S. dollars)
Beginning fair value	$12	$11	$299	$1	$—	$323
Purchases	—	—	27	—	16	43
Sales and paydowns	—	(1)	—	—	—	(1)
Total fair value changes in trading securities, funds held and other investments (1)	—	—	63	—	—	63
Transfer into Level 3 from Level 2	5	20	—	—	—	25
Reclassification from non-recurring to recurring	—	—	—	—	—	—
Ending fair value	$17	$30	$389	$1	$16	$453
(1) Fair value changes in trading securities, funds held and other investments included in our unaudited condensed consolidated statements of operations is equal to the change in fair value changes in trading securities, funds held and other investments relating to assets held at the end of the reporting period.

	2023
	Fixed maturity investments		Equities		Total
	Corporate	Asset-backed	Privately-held Equities	Publicly traded equity investments
	(in millions of U.S dollars)
Beginning fair value	$—	$—	$294	$—	$294
Purchases	—	—	2	—	2
Sales and paydowns	—	—	(48)	—	(48)
Total fair value changes in trading securities, funds held and other investments (1)	—	—	26	—	26
Transfer into Level 3 from Level 2	12	11	—	1	24
Reclassification from non-recurring to recurring	—	—	25	—	25
Ending fair value	$12	$11	$299	$1	$323
(1) Fair value changes in trading securities, funds held and other investments included in our unaudited condensed consolidated statements of operations is equal to the change in fair value changes in trading securities, funds held and other investments relating to assets held at the end of the reporting period.
Fair value changes in trading securities, funds held and other investments related to Level 3 assets in the tables above are included in fair value changes in trading securities, funds held and other investments in our consolidated statements of operations.
Enstar Group Limited | 2024 Form 10-K                  199

Item 8 | Notes to Consolidated Financial Statements | Note 14 - Fair Value Measurements

Valuations Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for our fixed maturity and equity investments measured at fair value on a recurring and non-recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of December 31, 2024	Unobservable Input	Range (Average) (1)
	(in millions of U.S. dollars)
Recurring basis:

Fixed maturities
Corporate
Discounted cash flow	$17	YTM; implied total yield	5.81% - 10.47%
Asset-backed
Discounted cash flow	30	YTM	6.36% - 9.82%
Total fixed maturities	$47

Equity investments
Privately held equity investments
Guideline company methodology; Option pricing model	$222	P/BV multiple P/BV (excluding AOCI) multiple Expected term	1.3x - 1.8x 1.3x -1.7x 1-3 years
Guideline companies method	67	P/BV multiple Price/2025 earnings	1.6 - 1.7x 8.0 - 9.5x
Guideline companies method; Earnings	39	LTM Enterprise Value/ EBITDA multiples Multiple on earnings	14.5 - 15.9x 5x
Dividend discount model	60	Discount rate	7.4%
	388

Publicly traded equity investments
Discounted cash flow	1	Implied total yield	8.5%

Warrants and Other
Black-Scholes model	16	Expected term in years	9.50 years
Total recurring equity Investments	$405

Non-recurring basis:

Privately held equity investments
Cost as approximation of fair value	$1	Cost as approximation of fair value

Total Recurring and Non-recurring equity investments	$406
(1) The average represents the arithmetic average of the inputs and is not weighted by the relative fair value.
As of December 31, 2023, we elected to change the measurement of a privately held equity investment to recurring fair value measurements that was previously accounted for under the measurement alternative. We used a dividend discount model as the valuation technique to fair value the $60 million privately held equity investment, which is an industry standard approach. The unobservable input to the dividend discount model has been identified and disclosed in the table above.
Enstar Group Limited | 2024 Form 10-K                  200

Item 8 | Notes to Consolidated Financial Statements | Note 14 - Fair Value Measurements

Funds Held by Reinsured Companies - Embedded Derivative
As described in Note 7, we have an embedded derivative in relation to the Aspen LPT transaction to account for the fair value of the full crediting rate we expect to earn on the funds withheld received as consideration.
The following table presents a reconciliation of the beginning and ending balances for the embedded derivative measured at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2024 and 2023:

	2024	2023
	(in millions of U.S. dollars)
Beginning fair value	$40	$44
Total fair value changes	(10)	13
Partial settlement	(25)	(17)
Ending fair value	$5	$40
Fair value changes in trading securities, funds held and other investments in the table above are included in fair value changes in trading securities, funds held and other investments in our consolidated statements of operations.
Valuations Techniques and Inputs
The table below presents the qualitative information related to the fair value measurements for the embedded derivative on our funds held by reinsured companies measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of December 31, 2024	Unobservable Input	Average
	(in millions of U.S. dollars)
Monte Carlo simulation model; Discounted cash flow analysis	$5	Volatility rate; Expected Loss Payments	3.73% $318 million
Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2024 and 2023:

	2024			2023
	Liability for losses and LAE	Reinsurance balances recoverable on paid and unpaid losses	Net	Liability for losses and LAE	Reinsurance balances recoverable on paid and unpaid losses	Net
	(in millions of U.S. dollars)
Beginning fair value	$1,163	$217	$946	$1,286	$275	$1,011
Incurred losses and LAE:
Increase (reduction) in estimates of ultimate losses	(26)	(21)	(5)	21	(20)	41
Reduction in provisions for ULAE	(9)	—	(9)	(11)	—	(11)
Change in fair value	25	5	20	100	22	78
Total incurred losses and LAE	(10)	(16)	6	110	2	108
Paid losses	(144)	(18)	(126)	(247)	(59)	(188)
Change in net liability for losses and LAE at fair value - Instrument-specific credit risk	12	2	10	(27)	(6)	(21)
Effect of exchange rate movements	(24)	(6)	(18)	41	5	36
Ending fair value	$997	$179	$818	$1,163	$217	$946
Enstar Group Limited | 2024 Form 10-K                  201

Item 8 | Notes to Consolidated Financial Statements | Note 14 - Fair Value Measurements

The following table presents the components of the net change in fair value for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(in millions of U.S. dollars)
Changes in fair value due to changes in:
Average payout	$33	$32	$40
Corporate bond yield	(19)	18	(219)
Credit spread for non-performance risk	—	21	(21)
Weighted average cost of capital	6	7	—
Risk cost of capital	—	—	—
Change in fair value	$20	$78	$(200)
Changes in the fair value due to changes in average payout and corporate bond yields are included in net incurred losses and loss adjustment expenses in our consolidated statements of operations. Changes in the fair value due to changes in credit spread for instrument-specific credit risk are classified to other comprehensive income.
Valuations Techniques and Inputs
Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis as of December 31, 2024 and 2023:

		2024	2023
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average	Weighted Average
Internal model	Corporate bond yield (O)	A rated	A rated
Internal model	Credit spread for Instrument-specific credit risk (U)	0.4%	0.65%
Internal model	Risk cost of capital (U)	6.15%	5.60%
Internal model	Weighted average cost of capital (U)	9.25%	8.75%
Internal model	Average payout - liability (U)	8.10 years	8.12 years
Internal model	Average payout - reinsurance balances recoverable on paid and unpaid losses (U)	8.39 years	8.35 years
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
Disclosure of Fair Values for Financial Instruments Carried at Cost
Senior and Subordinated Notes
The following table presents the fair values of our Senior and Subordinated Notes carried at amortized cost:

	December 31, 2024
	Amortized Cost	Fair Value
	(in millions of U.S. dollars)
4.95% Senior Notes due 2029	$497	$491
3.10% Senior Notes due 2031	496	427
Total Senior Notes	$993	$918
5.75% Junior Subordinated Notes due 2040	$346	$346
5.50% Junior Subordinated Notes due 2042	494	477
Total Junior Subordinated Notes	$840	$823
Enstar Group Limited | 2024 Form 10-K                  202

Item 8 | Notes to Consolidated Financial Statements | Note 14 - Fair Value Measurements

The fair value of our Senior Notes and our Subordinated Notes was based on observable market pricing from a third-party pricing service.
Both the Senior and Subordinated Notes are classified as Level 2.
Insurance Contracts
Disclosure of fair value of amounts relating to insurance contracts is not required, except those for which we elected the fair value option, as described above.
Remaining Financial Assets and Liabilities
Our remaining financial assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of December 31, 2024 and 2023.

15. VARIABLE INTEREST ENTITIES

We have investments in certain limited partnership funds which are deemed to be variable interest entities (“VIEs”) and which are included in other investments at the reported NAV. The activities of these VIEs are generally limited to holding investments and our involvement in these entities is passive in nature. We consolidate all VIEs in which we are the primary beneficiary.
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
GCM Fund
In July 2022, we entered into an agreement to become a limited partner of GCM Blue Sails Infrastructure Offshore Opportunities Fund, L.P. (“GCM Fund”), with an initial commitment of $150 million. At that time, we performed an assessment and concluded that because of being a limited partner and having no substantive kick-out or participating rights, the GCM Fund is a VIE. We also concluded that we are the primary beneficiary, as our 99.5% economic interest in the GCM Fund is disproportionately greater than our lack of stated power to direct the activities of the GCM Fund that will most significantly impact the GCM Fund’s economic performance. As a result, we have consolidated the results of the GCM Fund. There was no gain or loss recognized on consolidation.
We have elected to recognize the results of the GCM Fund on a one quarter lag due to anticipated delays in obtaining timely financial information. As of December 31, 2024, $110 million of the initial commitment has been called. The carrying amounts of the assets and liabilities of the GCM Fund are presented within existing captions on our consolidated balance sheets as of December 31, 2024 and 2023. Net investment income, changes in the fair value of assets and liabilities of the GCM Fund and management fees will be presented within existing captions in the consolidated statements of operations.
We recognized fair value changes in trading securities, funds held and other investments of $9 million and $6 million for the years ended December 31, 2024 and 2023, respectively.
Our exposure to risk of loss is limited to the amount of our investment, in accordance with the limited partnership agreement. We have not committed to provide any financial support to the general partner of the GCM Fund. In addition, we have not committed to provide any additional financial support to the GCM Fund more than previously funded capital commitments and all undistributed profits and income.
The assets of Enstar are not available to the creditors of the GCM Fund.
Enstar Group Limited | 2024 Form 10-K                  203

Item 8 | Notes to Consolidated Financial Statements | Note 15 - Variable Interest Entities

Nonconsolidated VIEs
The tables below present the fair value of our investments in nonconsolidated VIEs as well as our maximum exposure to loss associated with these VIEs:

As of December 31, 2024	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
	(in millions of U.S. dollars)
Equities
Publicly traded equity investment in common stock	$59	$—	$59
Privately held equity	61	—	61
Total	120	—	120

Other investments
Hedge funds	$410	$—	$410
Fixed income funds	365	34	399
Private equity funds	1,442	501	1,943
CLO equity funds	162	—	162
Private credit funds	638	231	869
Real estate funds	162	137	299
Total	$3,179	$903	$4,082

Total investments in nonconsolidated VIEs	$3,299	$903	$4,202

As of December 31, 2023	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
	(in millions of U.S. dollars)
Equities
Publicly traded equity investment in common stock	$55	$—	$55
Privately held equity	34	—	34
Total	$89	$—	$89

Other investments
Hedge funds	$491	$—	$491
Fixed income funds	147	35	182
Private equity funds	1,262	667	1,929
CLO equity funds	182	—	182
Private credit funds	349	242	591
Real estate funds	121	139	260
Total	$2,552	$1,083	$3,635

Total investments in nonconsolidated VIEs	$2,641	$1,083	$3,724

Enstar Group Limited | 2024 Form 10-K                  204

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
The following tables provide a summary of net premiums written and earned for the years ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
	(in millions of U.S. dollars)
Total gross	$11	$50	$101	$49	$25	$97
Total ceded	(6)	(10)	(5)	(6)	(13)	(31)
Total net	$5	$40	$96	$43	$12	$66
Gross premiums written for the year ended December 31, 2024 decreased by $90 million from 2023, primarily due to the 2023 transaction with AIG which was nonrecurring in 2024. Gross premiums written for the year ended December 31, 2023 increased by $76 million from 2022, primarily due to the 2023 transaction with AIG.

Enstar Group Limited | 2024 Form 10-K                  205

Item 8 | Notes to Consolidated Financial Statements | Note 17. Goodwill and Intangible Assets

17. GOODWILL AND INTANGIBLE ASSETS

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
If the goodwill asset is determined to be impaired, it is written down in the period in which the determination is made.
Although we perform our annual goodwill impairment testing during the fourth quarter, we evaluate events or circumstances each period that could justify an interim test as well. The Merger Agreement executed in the third quarter of 2024 indicated that the consideration for all ordinary shareholders interests as described in Note 1, which was indicative of fair value, was less than our book value at that time. Hence, a full impairment charge related to goodwill of $63 million was recognized in the third quarter of 2024 and is included in the consolidated statement of operations.
We also performed impairment tests for all other tangible and intangible assets during 2024 using applicable impairment models, noting no further impairment as of the date we entered into the Merger Agreement in July 2024 through December 31, 2024.
There were no other indicators of impairment in periods prior to this period, and such goodwill was recorded on our balance sheet, within other assets, as of December 31, 2023.

Enstar Group Limited | 2024 Form 10-K                  206

Item 8 | Notes to Consolidated Financial Statements | Note 18 - Debt Obligations and Credit Facilities

18. DEBT OBLIGATIONS AND CREDIT FACILITIES

We utilize debt financing and credit facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes.
Our debt obligations were as follows:

				December 31, 2024		December 31, 2023
Facility	Origination (1)	Term	Principal	(Unamortized Cost) / Fair Value Adjustments	Carrying Value	(Unamortized Cost) / Fair Value Adjustments	Carrying Value
			(in millions of U.S. dollars)
4.95% Senior Notes due 2029	May 2019	10 years	$500	$(3)	$497	$(4)	$496
3.10% Senior Notes due 2031	August 2021	10 years	500	(4)	496	(4)	496
Total Senior Notes					993		992
5.75% Junior Subordinated Notes due 2040	August 2020	20 years	350	(4)	346	(5)	345
5.50% Junior Subordinated Notes due 2042	January 2022	20 years	500	(6)	494	(6)	494
Total Junior Subordinated Notes					840		839
EGL Revolving Credit Facility	May 2023	5 years			—		—
Total debt obligations					$1,833		$1,831
(1) Origination date on EGL Revolving Credit Facility represents the date of the most recent amendment and restatement.
The table below provides a summary of the total interest expense for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(in millions of U.S. dollars)
Interest expense on debt obligations	$87	$88	$93
Amortization of debt issuance costs	2	2	2
Gain on extinguishment	—	—	(6)
Total interest expense	$89	$90	$89
Senior Notes
The Senior Notes are effectively subordinated to all our secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all liabilities of our subsidiaries, including claims of policyholders. The Senior Notes are also contractually subordinated to claims of policyholders.
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
Enstar Group Limited | 2024 Form 10-K                  207

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
Generally, if an event of default occurs, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Junior Subordinated Notes may declare the principal and accrued and unpaid interest on all the then outstanding Junior Subordinated Notes to be due and payable immediately.
Subject to certain threshold regulatory requirements and during certain time periods, Enstar Finance may repurchase the Junior Subordinated Notes, in whole or in part, at any time, at a repurchase price equal to at least 100% of the principal amount, plus accrued and unpaid interest.
Maturities
As of December 31, 2024, there are no outstanding debt obligations that will become due in each of the next four years. One of our series of Senior Notes with an outstanding principal balance of $500 million becomes due upon maturity in five years, and $1.4 billion of our notes becomes due upon maturity in periods beyond five years from December 31, 2024.
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
Financial and business covenants imposed on us in relation to the amended facility include certain limitations on indebtedness and guarantees, liens, mergers, consolidations and other fundamental changes, and dispositions. Generally, the financial covenants require us to maintain a gearing ratio of consolidated financial indebtedness to total capitalization of not greater than 0.35 to 1.0 and to maintain a consolidated net worth of not less than the aggregate of (i) $4.3 billion, plus (ii) 50% of net income available for distribution to ordinary shareholders at any time after June 30, 2022 (excluding net unrealized gains or losses on investments), plus (iii) 50% of the proceeds of any issuance of ordinary shares made after June 30, 2022. In addition, we must maintain eligible capital in excess of the enhanced capital requirement imposed by the Bermuda Monetary Authority pursuant to the Insurance (Group Supervision) Rules 2011 of Bermuda. As of December 31, 2024, we are in compliance with the covenants of the EGL Revolving Credit Facility.
Enstar Group Limited | 2024 Form 10-K                  208

Item 8 | Notes to Consolidated Financial Statements | Note 18 - Debt Obligations and Credit Facilities

As of December 31, 2024, we had no borrowings outstanding and therefore had $800 million of available unutilized capacity under our unsecured revolving credit agreement.
Credit and Deposit Facilities
We utilize unsecured and secured letters of credit ("LOCs") and a deposit facility to support certain of our (re)insurance performance obligations. We also utilize unsecured LOCs to support the regulatory capital requirements of certain of our subsidiaries.
Our credit and deposit facilities were as follows:

			Additional Commitments Available (1)	Aggregate Amount Issued / Requested as Deposits / Face Amount
	Commitment			December 31, 2024	December 31, 2023
	(in millions of U.S. dollars)
$150 million FAL LOC Facility (2)		$150	$75	$106	$150
$90 million FAL Deposit Facility (2)		90	10	90	90
$346 million LOC Facility		346	—	346	346
$235 million LOC Facility		235	—	235	100
$120 million LOC Facility		120	60	116	74
$23 million LOC Facility (3)		23	—	23	23
$800 million Syndicated LOC Facility		800	—	675	655
$1 million LOC Facility		1	—	1	1
$100 million Bermuda LOC Facility (4)		100	—	100	100
$100 million Bermuda LOC Facility (4)		100	—	100	100
$100 million Bermuda LOC Facility (4)		100	—	100	100
$A100 million LOC Facility	A$	100	—	62	—
£32 million United Kingdom LOC Facility (3)		£32	£—	$40	$41
(1) We may request additional commitments under the facility in an aggregate amount not to exceed this amount, which the existing lenders, in their discretion, or new lenders may provide.
(2) The FAL LOC facility will expire on September 30, 2025. The FAL Deposit Facility will expire on July 21, 2025, subject to our right to request up to two one-year extensions of the commitment period to July 21, 2026, and July 21, 2027, respectively. Under the FAL Deposit facility, a third-party lender deposits a requested market valuation amount of eligible securities into Lloyd’s on behalf of our Lloyd’s corporate member. As of December 31, 2024 and December 31, 2023, our combined FAL comprised cash and investments of $314 million (including $85 million provided under the FAL Deposit Facility) and $483 million (including $94 million provided under the FAL Deposit Facility), respectively, and unsecured LOCs of $106 million and $150 million, respectively.
(3) The LOC issued under this facility qualifies as Ancillary Own Funds capital for one of our U.K. regulated subsidiaries.
(4) The LOC issued under this facility qualifies as Eligible Capital for one of our Bermuda regulated subsidiaries.

We also utilize secured operating LOCs. As of December 31, 2024 and 2023, the total balance of such secured operating LOCs issued and outstanding was $54 million and $67 million, respectively.
Enstar Group Limited | 2024 Form 10-K                  209

Item 8 | Notes to Consolidated Financial Statements | Note 19 - Noncontrolling Interests

19. NONCONTROLLING INTERESTS

We have noncontrolling interests ("NCI") on our consolidated balance sheets as of December 31, 2024. Whereas in 2023, we had both redeemable noncontrolling interests ("RNCI") and NCI on our consolidated balance sheet.
RNCI with redemption features that are not solely within our control were classified within temporary equity in the consolidated balance sheets and carried at their redemption value, which is fair value. Any change in the fair value was recognized through additional paid in capital as if the balance sheet date was also the redemption date.
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
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI:

2023
(in millions of U.S. dollars)
Balance as of January 1, 2022	$168
Net income attributable to RNCI	15
Change in unrealized gains on AFS investments attributable to RNCI	2
Change in redemption value of RNCI	(3)
Redemption of RNCI	(182)
Balance as of December 31, 2023	$—
Noncontrolling Interests
As of December 31, 2024, we had $6 million of noncontrolling interests primarily related to consolidated VIEs and voting interest entities. As of December 31, 2024, we had no NCIs in our subsidiaries. As of December 31, 2023, we had $113 million of noncontrolling interests primarily related to external interests in three of our subsidiaries. The decrease in NCIs primarily related to exiting our investment in a fund that was previously a consolidated fund as part of our ongoing restructuring efforts to reduce legal entity complexity, improve operational efficiencies, and simplify our governance structure. As this fund was not within one of our six operating countries, we transferred our investments in the fund to a non-consolidated fund, which had the effect of eliminating the NCI.
In December 2022, Enhanzed Re repurchased the entire 24.9% ownership interest Allianz held in Enhanzed Re for $175 million. We recorded the impact of reclassifying the carrying value of the NCI acquired to Enstar shareholders’ equity in our first quarter 2023 results, as we report the results of Enhanzed Re on a one quarter reporting lag.
Enstar Group Limited | 2024 Form 10-K                  210

Item 8 | Notes to Consolidated Financial Statements | Note 19 - Noncontrolling Interests

A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the consolidated statements of changes in shareholder's equity
20. SHAREHOLDERS' EQUITY

As of December 31, 2024 and 2023, our authorized share capital was as follows:

	Par Value Per Share	Number of Shares
Authorized share capital		2024	2023
Ordinary shares (“Voting Ordinary Shares”) and Non-voting convertible ordinary shares (“Non-Voting Ordinary Shares”)	$1.00	111,000,000	111,000,000
Preferred shares	$1.00	45,000,000	45,000,000
Ordinary Shares
The following is a reconciliation of our beginning and ending ordinary shares for the years ended December 31, 2024, 2023 and 2022:

	Voting Ordinary Shares	Non-Voting Convertible Ordinary Series C Shares	Non-Voting Convertible Ordinary Series E Shares	Total Ordinary Shares
Balance as of January 1, 2022	16,625,862	1,192,941	404,771	18,223,574
Shares issued (1)	62,056	—	—	62,056
Shares repurchased (2)	(697,580)	—	—	(697,580)
Balance as of December 31, 2022	15,990,338	1,192,941	404,771	17,588,050
Shares issued (1)	48,082	—	—	48,082
Shares repurchased (2)	(841,735)	(1,192,941)	(404,771)	(2,439,447)
Balance as of December 31, 2023	15,196,685	—	—	15,196,685
Shares issued (1)(3)	44,631	—	—	44,631
Balance as of December 31, 2024	15,241,316	—	—	15,241,316

(1) Ordinary Shares issued in relation to share-based compensation plan awards and the Employee Share Purchase Plan.
(2) Ordinary Shares that we have repurchased are subject to immediate retirement, resulting in a reduction to the number of Ordinary Shares issued and outstanding.
(3) Includes 2,035 shares of restricted stock
Voting Ordinary Shares
Each voting ordinary share entitles the holder thereof to one vote.
Share Repurchase Programs
There were no voting ordinary shares repurchased under a share repurchase program for the year ended December 31, 2024 and 2023.
The following table presents our ordinary shares repurchased under our share repurchase programs for the year ended December 31, 2022:

	2022
	Ordinary shares repurchased	Average price per ordinary share	Aggregate price
	(in millions of U.S. dollars, except for share data)
2021 Repurchase Program (1)	227,383	$257.02	$58
2022 Repurchase Program (2)	470,197	$222.74	105
Total share repurchases under repurchase programs	697,580	$233.92	$163
Enstar Group Limited | 2024 Form 10-K                  211

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
Joint Share Ownership Plan
In January 2020, 565,630 voting ordinary shares were issued to the trustee of the Enstar Group Limited Employee Benefit Trust (the "EB Trust"). Voting rights in respect of shares held in the EB Trust have been contractually waived. We have consolidated the EB Trust, and shares held in the EB Trust are classified like treasury shares as contra-equity in our consolidated balance sheet. The EB Trust supports awards made under our Joint Share Ownership Plan27.
Preferred Shares
Series C Preferred Shares
As of December 31, 2024, there were 388,571 Series C participating non-voting perpetual preferred shares ("Series C Preferred Shares") issued and held by one of our wholly-owned subsidiaries and is held as treasury stock.
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
27 As described in Note 22.
Enstar Group Limited | 2024 Form 10-K                  212

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
The Series E Preferred Shares, represented by the depositary shares, have been redeemable at the Company’s option, in whole or from time to time in part, since March 2024 at a redemption price equal to $25,000 per Series E Preferred Share (equivalent to $25.00 per depositary share), plus any declared and unpaid dividends.
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
For the years ended December 31, 2024, 2023 and 2022, we declared and paid dividends on Series D Preferred Shares of $28 million and on Series E Preferred Shares of $8 million.
Any payment of dividends must be approved by our Board. Our ability to pay dividends is subject to certain restrictions28.
28 As described in Note 25.
Enstar Group Limited | 2024 Form 10-K                  213

Item 8 | Notes to Consolidated Financial Statements | Note 20 - Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)
The following tables present a roll forward of accumulated other comprehensive income (loss):

	2024
	Unrealized (losses) gains on available-for-sale investments	Cumulative currency translation adjustment	FVO - Own credit Adjustment	Total
	(in millions of U.S. dollars)
Balance December 31, 2023, net of tax	$(368)	$12	$20	$(336)
Unrealized gains on fixed maturities, AFS arising during the period	(2)	—	—	(2)
Reclassification adjustment for change in allowance for credit losses recognized in net income	(15)	—	—	(15)
Reclassification adjustment for net realized losses included in net income	24	—	—	24
Change in currency translation adjustment	—	(2)	—	(2)
Change in net liability for losses and LAE at fair value - Enstar-specific credit risk	—	—	(10)	(10)
Other comprehensive income (loss)	7	(2)	(10)	(5)
Balance December 31, 2024, net of tax	$(361)	$10	$10	$(341)

	2023
	Unrealized (losses) gains on available-for-sale investments	Cumulative currency translation adjustment	Remeasurement of future policyholder benefits - change in discount rate	FVO - Own credit Adjustment	Total
	(in millions of U.S. dollars)
Balance December 31, 2022, net of tax	$(584)	$9	$273	$—	$(302)
Unrealized losses on fixed maturities, AFS arising during the period	154	—	—	—	154
Reclassification adjustment for change in allowance for credit losses recognized in net income	(11)	—	—	—	(11)
Reclassification adjustment for net realized losses included in net income	75	—	—	—	75
Change in currency translation adjustment	—	3	—	—	3
Reclassification adjustment for remeasurement of future policyholder benefits included in net income	—	—	(363)	—	(363)
Change in net liability for gains and LAE at fair value - Enstar-specific credit risk	—	—	—	20	20
Other comprehensive (loss) income	218	3	(363)	20	(122)
Less: Other comprehensive income attributable to NCI and RNCI	(2)	—	90	—	88
Balance December 31, 2023, net of tax	$(368)	$12	$—	$20	$(336)
Enstar Group Limited | 2024 Form 10-K                  214

Item 8 | Notes to Consolidated Financial Statements | Note 20 - Shareholders' Equity

	2022
	Unrealized (losses) gains on available-for-sale investments	Cumulative currency translation adjustment	Defined Benefit Pension Liability	Remeasurement of future policyholder benefits - change in discount rate	Total
	(in millions of U.S. dollars)
Balance December 31, 2021, net of tax	$(27)	$9	$2	$—	$(16)
Unrealized losses on fixed maturities, AFS arising during the period	(681)	—	—	—	(681)
Reclassification adjustment for change in allowance for credit losses recognized in net income	28	—	—	—	28
Reclassification adjustment for net realized losses included in net income	81	—	—	—	81
Decrease in defined benefit pension liability	—	—	(2)	—	(2)
Remeasurement of future policyholder benefits - change in interest rate	—	—	—	363	363
Other comprehensive (loss) income	(572)	—	(2)	363	(211)
Less: Other comprehensive income attributable to NCI and RNCI	15	—	—	(90)	(75)
Balance December 31, 2022, net of tax	$(584)	$9	$—	$273	$(302)
The following table presents details about the tax effects allocated to each component of other comprehensive income (loss):

	2024			2023			2022
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(in millions of U.S. dollars)
Unrealized (losses) gains on fixed income securities, AFS arising during the year	$(18)	$16	$(2)	$150	$4	$154	$(689)	$8	$(681)
Reclassification adjustment for change in allowance for credit losses recognized in net income	(15)	—	(15)	(11)	—	(11)	28	—	28
Reclassification adjustment for net realized (gains) losses included in net income	24	—	24	76	(1)	75	83	(2)	81
Change in currency translation adjustment	(2)	—	(2)	3	—	3	—	—	—
Remeasurement of future policyholder benefits - change in interest rate	—	—	—	—	—	—	363	—	363
Reclassification adjustment for remeasurement of future policyholder benefits included in net income	—	—	—	(363)	—	(363)	—	—	—
Change in net liability for losses and LAE at fair value - Instrument-specific credit risk	(10)	—	(10)	20	—	20	—	—	—
Other			—	—	—	—	(2)	—	(2)
Other comprehensive (loss) income	$(21)	$16	$(5)	$(125)	$3	$(122)	$(217)	$6	$(211)
The following table presents details of amounts reclassified from AOCI:
Enstar Group Limited | 2024 Form 10-K                  215

Item 8 | Notes to Consolidated Financial Statements | Note 20 - Shareholders' Equity

Details about AOCI components	2024	2023	2022	Affected Line Item in Statement where Net Income are presented
	(in millions of U.S. dollars)
Unrealized losses on fixed maturities, AFS	$(9)	$(65)	$(111)	Net realized losses
	(9)	(65)	(111)	Total before tax
Income tax benefit	—	1	2	Income tax benefit
	(9)	(64)	(109)	Net of tax
Other	—	—	2	General and administrative expenses
Remeasurement of future policyholder benefits	—	363	—	Other income
Total reclassifications for the period, net of tax	$(9)	$299	$(107)	Net of tax
Changes in Ownership of Consolidated Subsidiaries
The following table summarizes changes in the ownership interest in consolidated subsidiaries for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(in millions of U.S. dollars)
Net income (loss) attributable to Enstar ordinary shareholders	$540	$1,082	$(906)
Transfers from noncontrolling and redeemable noncontrolling interests:
Increase in Enstar’s additional paid-in capital for purchase of noncontrolling interest and redeemable noncontrolling interests (1)	—	18	—
Change from net income (loss) attributable to Enstar ordinary shareholders and net transfers from noncontrolling and redeemable noncontrolling interests	$540	$1,100	$(906)
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
Enstar Group Limited | 2024 Form 10-K                  216

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
The following table sets forth the computation of basic and diluted net income per ordinary share:

	2024	2023	2022
Numerator:	(in millions of U.S. dollars, except share data)
Net income (loss) attributable to Enstar ordinary shareholders	$540	$1,082	$(906)

Denominator:
Weighted-average ordinary shares outstanding — basic (1)	14,660,810	15,631,770	17,207,229
Effect of dilutive securities:
Share-based compensation plans (2)(3)	186,641	170,848	115,901
JSOP (5)	193,428	—	—
Weighted-average ordinary shares outstanding — diluted (4)	15,040,879	15,802,618	17,323,130
Earnings (loss) per share attributable to Enstar ordinary shareholders:
Basic	$36.83	$69.22	$(52.65)
Diluted (4)	$35.90	$68.47	$(52.65)
(1) Weighted-average ordinary shares for basic earnings per share includes ordinary shares (voting and non-voting), but excludes ordinary shares held in the Enstar Group Limited Employee Benefit Trust (the "EB Trust") in respect of JSOP awards, which, because of us consolidating the EB trust, are classified as treasury shares.
(2) Share-based dilutive securities include restricted shares, restricted share units, directors’ restricted share units and performance share units. Certain share-based compensation awards were excluded from the calculation for the years ended December 31, 2024, 2023 and 2022 because they were anti-dilutive. The number of potential ordinary shares excluded from diluted shares outstanding was 100, 2,291 and 17,406 shares for the years ended December 31, 2024, 2023 and 2022, respectively, because the effect of including those potential ordinary shares in the calculation would have been anti-dilutive. Securities may be anti-dilutive based on timing of forfeitures of share-based compensation awards or if the share price at grant date was greater than the average market price of our ordinary shares.
(3) Certain restricted share units and performance share units were converted from an equity award to a liability award during the year ended December 31, 2024. As a result, the applicable units no longer have a dilutive impact.
(4) During a period of loss, the basic weighted-average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive, as it would decrease the loss per share.
(5) The JSOP award made to our CEO included a condition that specified a hurdle price ($315.53 as of January 20, 2025) compared to our market observable ordinary share price for the award to vest, which is the greater of the closing share price and the 10-day Volume Weighted Average Price. As of December 31, 2024, the closing share price of our ordinary shares was $322.05 and the 10-day Volume Weighted Average Price was $322.22. The shares to be issued upon settlement are calculated as the market price less $205.89, multiplied by the 565,630 shares comprising the award, divided by the market price. As a result, the JSOP award was dilutive for the year ended December 31, 2024. Additionally, 20% of the award was dependent on a 10% compounded annual growth rate in Fully Diluted Book Value Per Share from January 1, 2020, which was also met through the year ended December 31, 2024.
Enstar Group Limited | 2024 Form 10-K                  217

Item 8 | Notes to Consolidated Financial Statements | Note 22 - Share-Based Compensation

22. SHARE-BASED COMPENSATION

Under the Enstar 2016 Equity Incentive Plan, the Company may grant awards to employees in the form of Performance Share Units (“PSUs”), Restricted Shares or Restricted Stock Units (“RSUs”), and Joint Share Ownership Plans (“JSOP”), collectively our share-based compensation awards. Our share-based compensation awards qualify for equity classification. We issue new shares once the awards have vested. We have also maintained the employee share purchase plan (the “ESPP”). The ESPP is its own plan and not part of the 2016 Equity Incentive Plan.
For equity-classified awards, the fair value of the compensation cost is measured at the grant date and is expensed over the service period of the award within general and administrative expenses in the consolidated statements of operations. Expenses for the PSU awards are adjusted for changes in the performance multiplier on the award. We recognize forfeitures as they occur.
The table below provides a summary of the compensation costs for all of our share-based compensation plans for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(in millions of U.S. dollars)
Share-based compensation:
Restricted shares and restricted share units	$14	$12	$10
Performance share units	10	8	(8)
Joint share ownership plan expense	6	6	8
Other share-based compensation	15	4	—
Total share-based compensation	$45	$30	$10
For the year ended December 31, 2024, $14 million of expense included within other share-based compensation relates to cash settlement of restricted share units and performance share units of a departing executive.
We recognized an adjustment to compensation costs on our performance share units for the year ended December 31, 2022 as a result of reducing the estimated performance multiplier on certain of our previously granted awards.
The associated tax benefit recorded to income tax benefit (expense) in the consolidated statements of operations was $5 million for the year ended December 31, 2024, $3 million for the year ended December 31, 2023 and $0.3 million for the year ended December 31, 2022.
Shares authorized for issuance as of December 31, 2024 were as follows:

Authorized
2016 Equity Incentive Plan	1,739,654
Employee Share Purchase Plan	200,000
Restricted Shares and Restricted Share Units
Restricted shares and restricted share units are service awards that typically vest over three years. These awards are share-settled and are recorded as an expense over the three year vesting period included within general administrative expense within the Consolidated Statement of Operations with a corresponding amount recorded in additional paid-in capital on the consolidated balance sheets. The fair value of these awards is measured by multiplying the number of shares subject to the award by the closing price of our ordinary shares on the grant date and expensed over the service period.
Enstar Group Limited | 2024 Form 10-K                  218

Item 8 | Notes to Consolidated Financial Statements | Note 22 - Share-Based Compensation

The following table summarizes the activity related to restricted shares and restricted share awards during 2024:

	Number of Shares	Weighted-Average Share Price
Nonvested — January 1	130,813	$235.25
Granted	27,545	299.87
Vested	(55,648)	245.43
Forfeited	(11,555)	226.87
Nonvested — December 31	91,155	249.62
The unrecognized compensation cost related to our unvested restricted share and restricted share unit awards as of December 31, 2024 was $10 million. This cost is recognizable over the next 1.1 years, which is the weighted average contractual life.
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
i.the change in fully diluted book value per share ("FDBVPS") over three years; or
ii.average annual non-GAAP operating income return on equity.
Performance Share Units based on FDBVPS
The following table summarizes the awards granted, the vested and unvested PSU awards at December 31, 2024, and the performance criteria and associated performance multipliers at various levels of achievement.

Grant Year	Inception-to-date Activity Roll-forward					Performance Criteria: Change in FDBVPS (3 year)			Performance Multiplier Levels Per Award Agreements
	PSUs Granted at Target	Forfeited	Estimated Change in Multiplier	Vested	Unvested at December 31, 2024	Threshold	Target	Maximum	Threshold	Target	Maximum
2021	14,429	(3,347)	(10,437)	(645)	—	25.0%	32.5%	40.0%	60.0%	100.0%	150.0%
2022	15,120	(2,320)	(12,525)	(275)	—	16.6%	22.6%	28.6%	60.0%	100.0%	150.0%
2023	37,797	(21,011)	16,651	(135)	33,302	21.4%	42.7%	64.1%	50.0%	100.0%	200.0%
2024	17,918	(356)	17,531	(31)	35,062	15.0%	30.0%	45.0%	50.0%	100.0%	200.0%
	85,264	(27,034)	11,220	(1,086)	68,364
For each type of PSU based on FDBVPS, a change in the FDBVPS Performance Criteria at each of Threshold, Target and Maximum will result in the application of the respective Threshold, Target and Maximum Performance Multiplier and a settlement of awards at that level. For the 2021, 2022, 2023 and 2024 awards, the impact of the Bermuda deferred tax benefit has been excluded from the calculation. For the 2022, 2023, and 2024 awards, impairment of goodwill and other expenses incurred in relation to the Sixth Street merger have been excluded from the calculation. Straight-line interpolation applies within these ranges, and no settlement occurs if the increase in FDBVPS is less than the Threshold.
Enstar Group Limited | 2024 Form 10-K                  219

Item 8 | Notes to Consolidated Financial Statements | Note 22 - Share-Based Compensation

Performance Share Units based on Average Annual Non-GAAP Operating Income Return on Equity ("Operating ROE")
The following table summarizes the awards granted, the vested and unvested units as of December 31, 2024, and the performance criteria and associated performance multipliers at various levels of achievement.

Grant Year	Inception-to-date Activity Roll-forward					Performance Criteria: Average Annual Operating ROE			Performance Multiplier Levels Per Award Agreements
	PSUs Granted at Target	Forfeited	Estimated Change in Multiplier	Vested	Unvested at December 31, 2024	Threshold	Target	Maximum	Threshold	Target	Maximum
2021	14,401	(3,048)	(3,532)	(7,821)	—	9.6%	12.0%	14.4%	60.0%	100.0%	150.0%
2022	15,080	(2,248)	(1,037)	(340)	11,455	8.0%	10.5%	13.0%	60.0%	100.0%	150.0%
2023	37,728	(21,012)	630	(126)	17,220	7.3%	14.6%	21.9%	50.0%	100.0%	200.0%
2024	17,852	(354)	10,969	(31)	28,436	7.5%	11.0%	16.0%	50.0%	100.0%	200.0%
	85,061	(26,662)	7,030	(8,318)	57,111
For the 2021 awards Annual Operating ROE is calculated based on the non-GAAP adjusted operating income return on opening shareholder's equity after adjusting opening shareholder’s equity for share repurchases on a weighted average basis. Average Annual Operating ROE is the sum of the three individual year annual operating ROE %'s divided by three.
For the 2022, 2023, and 2024 awards, Annual Operating ROE is calculated based on the non-GAAP adjusted operating income (loss) attributable to Enstar ordinary shareholders divided by adjusted opening Enstar ordinary shareholders’ equity adjusted for the impact of share repurchases on a weighted average basis. Average Annual Operating ROE is the sum of the three individual year annual operating ROE %'s divided by three. For the 2021, 2022, 2023 and 2024 awards, the impact of the Bermuda deferred tax benefit has been excluded from the calculation. For the 2022, 2023, and 2024 awards, impairment of goodwill and other expenses incurred in relation to the Sixth Street merger have been excluded from the calculation.
Straight-line interpolation applies within these ranges and no settlement occurs if the Average Annual Operating ROE is less than the Threshold.
Performance Multipliers
For expense purposes we assume a Target vesting at the initial time of award. At the end of each reporting period, we estimate the expected performance multiplier, as shown in the table below:

Award Description	2024	2023	2022
2021 FDBVPS	0.0%	0.0%	0.0%
2021 Average Operating ROE	65.7%	65.7%	100.0%
2022 FDBVPS	0.0%	0.0%	100.0%
2022 Average Operating ROE	91.7%	78.1%	100.0%
2023 FDBVPS	200.0%	192.6%	N/A
2023 Average Operating ROE	103.8%	93.1%	N/A
2024 FDBVPS	200.0%	N/A	N/A
2024 Average Operating ROE	162.8%	N/A	N/A
The unrecognized compensation cost related to our unvested PSU share awards as of December 31, 2024 was $19 million. This cost is recognizable over the next 1.6 years, which is the weighted average contractual life.
Enstar Group Limited | 2024 Form 10-K                  220

Item 8 | Notes to Consolidated Financial Statements | Note 22 - Share-Based Compensation

Roll-forward of Performance Share Units
The following table summarizes the activity related to PSUs during 2024:

	Number of Shares	Weighted-Average Share Price
Nonvested — January 1	124,734	$227.43
Granted	35,770	302.27
Change in performance multiplier	16,421	267.71
Vested	(7,329)	249.67
Forfeited	(44,121)	225.41
Nonvested — December 31	125,475	266.49
Joint Share Ownership Plan
Under the JSOP, we can make equity awards to our U.K.-based staff through which a recipient acquires jointly held interests in a set number of our voting ordinary shares together with the independent trustee of the EB Trust at fair market value, pursuant to the terms of a joint ownership agreement. Voting rights in respect of shares held in the EB Trust are contractually waived. Shares held in the EB Trust are classified as treasury shares.
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
On July 1, 2022, the terms of the JSOP award made to our CEO were amended to extend the vesting date of the award from January 20, 2023 to January 20, 2025. The amendment maintained the compound annual growth used to determine the hurdle price that must be achieved for the JSOP award to vest, which resulted in an increase to the hurdle price from $266.00 to $315.53. A corresponding extension was made to the term of the performance condition based on growth in FDBVPS from December 31, 2022 to December 31, 2024. All other terms of the award remained the same.
The incremental fair value of the amended award on July 1, 2022 was $15 million, or $27.25 per share, which was expensed over the remaining life of the award commencing from July 1, 2022. To determine the incremental fair value of the amended award, we utilized a Monte-Carlo valuation model with the following assumptions:
Enstar Group Limited | 2024 Form 10-K                  221

Item 8 | Notes to Consolidated Financial Statements | Note 22 - Share-Based Compensation

2022
Weighted-average volatility	35.2%
Weighted-average risk-free interest rate	2.8%
Dividend yield	0.0%
The total unrecognized compensation cost related to our unvested JSOP share awards as of December 31, 2024 was $0.3 million. This cost is recognizable through January 20, 2025 which is the final vesting date. The options under the JSOP award were exercised on January 20, 2025, refer to Note 27 for further information.
Other share-based compensation plans
Deferred Compensation and Ordinary Share Plan for Non-Employee Directors
The number of Restricted Shares credited to the accounts of non-employee directors for the years ended December 31, 2024, 2023 and 2022 under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the "Deferred Compensation Plan") were 2,035, 2,563 and 2,466, respectively. The outstanding Restricted Shares as at December 31, 2024, 2023, and 2022 were 2,035, 2,186, and 1,903, respectively.
The number of Director RSU's credited to the accounts of non-employee directors for the years ended December 31, 2024, 2023, and 2022 under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the "Deferred Compensation Plan") were 3,400, 4,373 and 3,972, respectively. The number of outstanding Director RSUs and deferred shares as at December 31, 2024, 2023, and 2022 were 51,740, 48,340, and 43,967, respectively.
Employee Share Purchase Plan
We provided an Employee Share Purchase Plan ("ESPP") whereby eligible employees may purchase Enstar shares at a 15.0% discount to market price, in an amount of share value limited to the lower of $21,250 or 15.0% of the employee's base salary. The 15.0% discount is expensed as compensation cost. As of July 2024, management suspended the ESPP program, as required by the Merger Agreement. The number of shares issued to employees under the ESPP for the years ended December 31, 2024, 2023 and 2022 were 3,955, 8,276 and 9,025, respectively.
Enstar Group Limited | 2024 Form 10-K                  222

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
The Act also includes a provision for the five-year limited international footprint exemption which applies for a single five-year period, beginning the first year the MNE Group would otherwise be in scope. As part of our ongoing restructuring efforts to reduce legal entity complexity, improve operational efficiencies, and simplify our governance structure, Enstar undertook additional restructuring steps to reduce our operating countries to Australia, Belgium, Bermuda, Liechtenstein, United States and United Kingdom. Following this restructuring, Enstar is expected to qualify for the MNE limited international footprint exemption under the Act, and the 15% corporate income tax will be deferred until tax years beginning on or after January 1, 2030. The five-year deferral of taxation results in a $77 million net reduction to the previous $205 million benefit recorded in 2023 related to Bermuda CIT impacts including the ETA. Specifically, this reduction reflects the portion of the tax (benefit) that will not be utilized during the deferral period due to the delayed implementation of the corporate income tax.
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
Effects of changes in tax laws are required to be recognized in the period in which the law is enacted, regardless of the effective date. The application of the ETA resulted in our recognition of net deferred tax assets in 2023. In addition, because of the Act’s enactment, we recognized a deferred tax charge related to the remeasurement of deferred taxes on unrealized gains on AFS securities recorded in OCI, due to the change in income tax rate.
We have foreign operating subsidiaries and branch operations located in six countries, consisting of Bermuda, the U.S., U.K., Liechtenstein, Belgium and Australia, that are subject to federal, foreign, state and local taxes in those jurisdictions. The undistributed earnings from our foreign (non-Bermuda) subsidiaries will be indefinitely reinvested in those jurisdictions where the undistributed earnings were earned.
Deferred tax liabilities have not been accrued with respect to the undistributed earnings of our foreign subsidiaries. Generally, when earnings are distributed as dividends, withholding taxes may be imposed by the jurisdiction of the paying subsidiary. For our U.S. subsidiaries, we have not currently accrued any withholding taxes with respect to remitted earnings because, solely for U.S. Federal income tax purposes, there are no accumulated positive earnings and profits that could be subject to U.S. dividend withholding tax. For our U.K. subsidiaries, there are no withholding taxes imposed as a matter of U.K. domestic tax law. For our other foreign subsidiaries, an insignificant amount of earnings is indefinitely reinvested; however, it would not be practicable to compute the related amounts of withholding taxes due to a variety of factors, including the amount, timing and manner of any repatriation. Because we operate in many jurisdictions, our net income is subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which we operate.
Enstar Group Limited | 2024 Form 10-K                  223

Item 8 | Notes to Consolidated Financial Statements | Note 23 - Income Taxation

Income Tax Expense
The following table presents income (loss) before income taxes by jurisdiction, including income (losses) from equity method investments, for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(in millions of U.S. dollars)
Domestic (Bermuda)	$635	$1,046	$(710)
Foreign	8	(78)	(247)
Income (loss) before income taxes, including income (losses) from equity method investments	$643	$968	$(957)
The following table presents our current and deferred income tax (benefit) expense attributable to continuing operations by jurisdiction for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(in millions of U.S. dollars)
Current:
Domestic (Bermuda)	$1	$—	$—
Foreign	6	6	—
	7	6	—
Deferred:
Domestic (Bermuda)	77	(205)	—
Foreign	(22)	(51)	(12)
	55	(256)	(12)
Total income tax (benefit) expense attributable to continuing operations	$62	$(250)	$(12)
The actual effective income tax rate differs from the statutory rate of 0 percent under Bermuda law applied to income (loss) before income taxes, including income (losses) from equity method investments for the years ended December 31, 2024, 2023 and 2022 as shown in the following reconciliation:

	2024	2023	2022
	(in millions of U.S. dollars)
Income (loss) before income taxes	$643	$968	$(957)
Bermuda income taxes at statutory rate	0.0%	0.0%	0.0%
Foreign income tax rate differential	0.7%	(2.0)%	4.6%
Economic Transition Adjustment (1)(2)	13.2%	(22.8)%	0.0%
Change in valuation allowance	(5.5)%	(1.6)%	(3.9)%
Effect of change in income tax rate	(1.1)%	1.4%	0.1%
Other	2.3%	(0.8)%	0.5%
Effective income tax rate	9.6%	(25.8)%	1.3%
(1) For the year ended December 31, 2023, we recorded a deferred tax benefit of $221 million associated with certain Bermuda Constituent Entities anticipated to remain within the ETA.
(2) For the year ended December 31 2024, we recorded a deferred tax expense of $85 million related to the reduction of the previously established ETA, which is not anticipated to be utilized during the five-year deferral for Bermuda CIT.
Our effective tax rate is generally driven by the geographical distribution of our income (loss) before income taxes between our taxable and non-taxable jurisdictions.

Enstar Group Limited | 2024 Form 10-K                  224

Item 8 | Notes to Consolidated Financial Statements | Note 23 - Income Taxation

Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities (included in other assets and other liabilities, respectively, in the consolidated balance sheets) reflect the tax effect of the differences between the financial statement carrying amount and the income tax bases of assets and liabilities.
Significant components of the deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 were as follows:

	2024	2023
	(in millions of U.S. dollars)
Deferred tax assets:
Net operating loss carryforwards	$242	$204
Capital loss carryforwards	6	7
Insurance reserves	130	192
Unearned premiums	6	8
Provisions for bad debt	2	3
Defendant A&E liabilities	80	86
Fair value of investments	27	2
Lloyd’s underwriting result in future periods	—	21
Fair value of financial instruments	18	35
Other deferred tax assets	32	29
Deferred tax assets	543	587
Valuation allowance	(124)	(156)
Deferred tax assets, net of valuation allowance	419	431

Deferred tax liabilities:
Lloyd's underwriting result in future periods	(9)	—
Fair value and other basis differences	(50)	(32)
Other deferred tax liabilities	(8)	(7)
Deferred tax liabilities	(67)	(39)

Net deferred tax asset	$352	$392
Net Deferred Tax Asset (Liability) Balance by Major Jurisdiction

	Net Deferred Tax Asset
	2024	2023
	(in millions of U.S. dollars)
Australia	$3	$4
Bermuda	144	205
United States	208	191
United Kingdom	(3)	(8)
Total	$352	$392
Enstar Group Limited | 2024 Form 10-K                  225

Item 8 | Notes to Consolidated Financial Statements | Note 23 - Income Taxation

Net Operating, Capital Loss and Foreign Tax Credit Carryforwards
As of December 31, 2024, we had net operating loss carryforwards that could be available to offset future taxable income, as follows:

Tax Jurisdiction	Loss Carryforwards	Tax effect	Expiration
	(in millions of U.S. dollars)
Net Operating Loss Carryforwards:
United States - Net operating loss	$505	$106	2028-2044
United States - Net operating loss	125	26	Indefinitely
United Kingdom	348	88	Indefinitely
Other	97	22	Various

Capital Loss Carryforwards:
United States - Capital Loss	30	6	2028
The U.S. and U.K. net operating loss carryforwards are also subject to certain utilization limitations and have been considered in management's assessment of valuation allowance.
Foreign Tax Credit Carryforwards:
As of December 31, 2024, we had foreign tax credit carryforwards available for tax purposes, as follows:

Tax Jurisdiction	Tax effect	Expiration
	(in millions of U.S. dollars)
United Kingdom	$8	Indefinitely
Assessment of Valuation Allowance on Deferred Tax Assets
As of December 31, 2024 and 2023, we had deferred tax asset valuation allowances of $124 million and $156 million, respectively, related to foreign subsidiaries. We recorded a net decrease of $32 million in our deferred tax valuation allowance for the year ended December 31, 2024. In the U.S. jurisdiction, we recorded a $12 million of valuation allowance release of which $9 million was due to the recognition of current year losses and $3 million related to a reduction in deferred tax assets associated with decreases in unrealized losses on investment securities reported in AOCI. In the U.K. and E.U. jurisdictions, we recorded a $26 million decrease in the valuation allowance due to a reduction in deferred tax assets. This was partially offset by a $6 million increase in the valuation allowance, which was driven by an increase in deferred tax assets associated with unrealized losses on investment securities reported in AOCI.
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
Enstar Group Limited | 2024 Form 10-K                  226

Item 8 | Notes to Consolidated Financial Statements | Note 23 - Income Taxation

Unrecognized Tax Benefits
During the years ended December 31, 2024, 2023 and 2022, there were no unrecognized tax benefits. There were no accruals for the payment of interest and penalties related to income taxes as of each of December 31, 2024, 2023 and 2022.
Open Tax Years
Our operating subsidiaries may be subject to examination by various tax authorities and may have different statutes of limitations expiration dates. Taxing authorities may propose adjustments to our income taxes.
Listed below are the tax years that remain subject to examination by a major tax jurisdiction as of December 31, 2024:

Major Tax Jurisdiction	Open Tax Years
United States	2021-2024
United Kingdom	2022-2024
Enstar Group Limited | 2024 Form 10-K                  227

Item 8 | Notes to Consolidated Financial Statements | Note 24 - Related Party Transactions

24. RELATED PARTY TRANSACTIONS

The following tables summarize our related party balances and transactions. Additional details about the nature of our relationships and transactions are included further below.

As of December 31, 2024	Stone Point (1)	Monument	AmTrust	Core Specialty	Other
	(in millions of U.S. dollars)
Assets
Fixed maturities, trading, at fair value	$23	$—	$—	$—	$—
Fixed maturities, AFS, at fair value	283	—	—	—	—
Equities, at fair value	156	—	222	—	—
Funds held	—	—	—	18	—
Other investments, at fair value	424	—	—	—	1,754
Equity method investments	—	19	—	281	13
Total investments	886	19	222	299	1,767
Cash and cash equivalents	38	—	—	—	—
Other assets	6	—	—	10	—
Liabilities
Losses and LAE	—	—	—	152	—
Other liabilities	1	—	—	—	—
Net assets	$929	$19	$222	$157	$1,767
(1) As of December 31, 2024, we had unfunded commitments of $106 million to other investments and $22 million to privately held equity investments managed by Stone Point and its affiliated entities.

As of December 31, 2023	Stone Point	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
Assets
Fixed maturities, trading, at fair value	$69	$—	$—	$—	$—	$—
Fixed maturities, AFS, at fair value	428	—	—	—	—	—
Equities, at fair value	136	—	181	—	—	—
Funds held	—	—	—	—	19	—
Other investments, at fair value	446	—	—	—	—	1,602
Equity method investments	—	95	—	—	225	14
Total investments	1,079	95	181	—	244	1,616
Cash and cash equivalents	19	—	—	—	—	—
Other assets	—	—	—	20	9	—
Liabilities
Losses and LAE	—	—	—	—	192	—
Net assets	$1,098	$95	$181	$20	$61	$1,616

Enstar Group Limited | 2024 Form 10-K                  228

Item 8 | Notes to Consolidated Financial Statements | Note 24 - Related Party Transactions

	2024
	Stone Point	Monument	AmTrust	Core Specialty	Other
REVENUES	(in millions of U.S. dollars)
Net premiums earned	$—	$—	$—	$1	$—
Net investment income	13	—	7	1	10
Fair value changes in trading securities, funds held and other investments	73	—	42	—	109
Other income	—	—	—	—	—
Total revenues	86	—	49	2	119
Net incurred losses and LAE	—	—	—	56	—
Total expenses	—	—	—	56	—
(Losses) income from equity method investments	—	(73)	—	56	(1)
Total net income (loss)	$86	$(73)	$49	$2	$118

	2023
	Stone Point	Northshore (1)	Monument	AmTrust	Citco	Core Specialty	Other
REVENUES	(in millions of U.S. dollars)
Net premiums earned	$—	$—	$—	$—	$—	$(5)	$—
Net investment income	13	—	—	6	—	1	6
Fair value changes in trading securities, funds held and other investments	46	(11)	—	(9)	—	—	113
Total revenues	59	(11)	—	(3)	—	(4)	119
Net incurred losses and LAE	—	(2)	—	—	—	(21)	—
Total expenses	—	(2)	—	—	—	(21)	—
(Losses) income from equity method investments	—	—	(10)	—	9	14	—
Total net income (loss)	$59	$(9)	$(10)	$(3)	$9	$31	$119
1) Northshore ceased to be a related party in December 2023, following the completion of the RNCI redemption.

	2022
	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
REVENUES	(in millions of U.S. dollars)
Net premiums earned	$—	$9	$—	$—	$—	$2	$—
Net investment income	16	10	—	6	—	—	4
Fair value changes in trading securities, funds held and other investments	(80)	(10)	—	(34)	—	—	(64)
Other income	—	1	—	—	—	9	—
Total revenues	(64)	10	—	(28)	—	11	(60)
Net incurred losses and LAE	—	10	—	—	—	(16)	—
Total expenses	—	10	—	—	—	(16)	—
Losses (income) from equity method investments	—	—	(65)	—	5	(14)	—
Total net income (loss)	$(64)	$—	$(65)	$(28)	$5	$13	$(60)

Enstar Group Limited | 2024 Form 10-K                  229

Item 8 | Notes to Consolidated Financial Statements | Note 24 - Related Party Transactions

Stone Point
In November 2023, we repurchased voting ordinary shares held by Trident V Funds managed by Stone Point Capital LLC29. In November 2023, our Chief Executive Officer, Dominic Silvester, agreed to acquire 45,000 of our voting ordinary shares held by the Trident Public Equity LP for a price of $10 million.
In May 2022, we entered into a share purchase agreement with an affiliate of Stone Point30.
As of December 31, 2024, investment funds managed by Stone Point own 1,451,196 of our voting ordinary shares, which constitutes 9.5% of our outstanding voting ordinary shares. James D. Carey, Co-Chief Executive Officer of Stone Point, is a member of our Board.
In December 2023, we agreed to purchase from investment funds managed by Stone Point their remaining 39.3% interest in our subsidiary SSHL, in exchange for cash consideration, settlement of an existing loan receivable and our remaining interest in Northshore31. As of December 31, 2023 we no longer have redeemable noncontrolling interests.
We have made various investments in funds and separate accounts managed by Stone Point or affiliates of Stone Point, and we have also made direct investments in entities affiliated with Stone Point. Where we have made an investment in a fund, the manager of such fund generally charges certain fees to the fund, which are deducted from the net asset value.
We also have certain co-investments alongside Stone Point and its affiliates, including our investment in AmTrust, described below, Mitchell TopCo Holdings, the parent company of Mitchell International ("Mitchell"), and Genex Services in which we have invested $33 million and account for as a privately held equity investment. Mitchell provides third-party outsourcing managed care services to one of our subsidiaries in the ordinary course of its business. During the year ended December 31, 2024 we committed to invest $10 million in an insurance-linked securities (“ILS”) arrangement through a Bermuda-based collateralized reinsurer that will provide reinsurance capacity across a diversified portfolio of casualty programs; Stone Point also invested in this ILS arrangement and is the investment manager.
CPP Investments
We completed two share repurchase transactions with CPP Investments in 2023. In March 2023, we repurchased all of our outstanding Series C and Series E non-voting convertible ordinary shares held by CPP Investments, and in November 2023, we repurchased voting ordinary shares held by CPP Investments and its affiliate32.
Northshore
In December 2023, our remaining equity interest in Northshore comprised a portion of the consideration we paid to our RNCI holders in exchange for acquiring the remaining equity interest in SSHL33. As of December 22, 2023, Northshore ceased to be a related party.
Following the completion of the Exchange Transaction on January 1, 2021, our equity interest in Northshore, the holding company that owns Atrium and Arden, was reduced to 13.8% from 54.1%. We have accounted for our residual equity interest in Northshore as an investment in a privately held equity security at fair value.
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
29 Refer to Note 20 for further details.
30 Refer to Note 20 for further details.
31 Refer to Note 19 for further details.
32 Refer to Note 20 for further details.
33 Refer to Note 19 for further details.
Enstar Group Limited | 2024 Form 10-K                  230

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
Monument Re
As of December 31, 2024, we own 24.6% of the common shares of Monument Re. As of December 31, 2024, a fund managed by Stone Point owns 15.7% of Monument Re’s preferred shares.
In November 2022, we closed a transaction with Monument Re to novate our reinsurance closed block of life annuity policies written by Enhanzed Re. A portion of the net gain on novation will be subject to deferral to account for our existing ownership interest in Monument Re. The final impact of the novation was reflected in our first quarter 2023 results, as we report the results of Enhanzed Re on a one quarter reporting lag.
We have accounted for our investment in the common shares (and the preferred shares prior to their conversion to common shares on January 2, 2024) of Monument Re as an equity method investment.
AmTrust
As of December 31, 2024 and 2023, we own 8.7% of the equity interest in Evergreen Parent L.P. ("Evergreen") and Trident Pine Acquisition LP ("Trident Pine") owns 22.6%. Evergreen owns all the equity interest in AmTrust Financial Services, Inc. (“AmTrust"). Trident Pine is an entity owned by private equity funds managed by Stone Point.
We have accounted for our investment in the shares of AmTrust as an investment in a privately held equity security at fair value.
Citco
During 2023, we divested our equity ownership in the common shares of HH CTCO Holdings Limited and recorded a $5 million gain.
As of December 31, 2022, we owned 31.9% of the common shares in HH CTCO Holdings Limited, which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco III Limited ("Citco"). As of December 31, 2022, Trident owned 3.4% interest in Citco.
Prior to our divestiture we had accounted for our indirect investment in the shares of Citco as an equity method investment.
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
Other
We also have certain other investments, including investments in limited partnerships and partnership-like limited liability companies, that had we not elected the fair value option would otherwise be accounted for as equity method investments34. We have disclosed our investments in these entities on an aggregated basis as they are individually immaterial.
34 Refer to Note 7 for further information regarding our other investments, including summarized financial information of our equity method investees, including those for which the fair value option was elected.
Enstar Group Limited | 2024 Form 10-K                  231

Item 8 | Notes to Consolidated Financial Statements | Note 25 - Dividend Restrictions and Statutory Financial Information

25. DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

Parent Company Dividend Restrictions
There were no significant restrictions on the Parent Company's ability to pay dividends from retained earnings as of December 31, 2024. Bermuda law permits the payment of dividends if:
i) we are not, or would not be after payment, unable to pay our liabilities as they become due; and
ii) the realizable value of our assets is more than our liabilities after taking such payment into account.
We have not historically declared a dividend on our ordinary shares. The issuance of our Series D and E Preferred Shares have resulted in the declaration of dividends. Holders of Series D and Series E Preferred Shares are entitled to receive, only when, as and if declared, non-cumulative cash dividends, paid quarterly in arrears on the first day of March, June, September and December of each year of 7.0% per annum35.
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
The statutory capital and surplus amounts as of December 31, 2024 and 2023 and statutory net income (loss) amounts for the years ended December 31, 2024, 2023 and 2022 for our (re)insurance subsidiaries based in Bermuda, the United Kingdom, the United States, Australia, Europe (Liechtenstein and Belgium) are summarized in the table below which includes information relating to acquisitions from the year of acquisition:

	Statutory Capital and Surplus
	Required		Actual		Statutory Income (Loss)
	2024	2023	2024	2023	2024	2023	2022
	(in millions of U.S. dollars)
Bermuda	$3,177	$3,265	$7,074	$7,003	$865	$1,395	$(710)
U.K.	442	575	729	971	57	42	(11)
U.S.	88	162	389	426	(65)	19	(58)
Australia	7	9	24	39	(2)	3	(1)
Europe	49	49	186	193	(10)	(6)	(30)
35 Refer to Note 20 for details regarding dividends on preferred shares.
Enstar Group Limited | 2024 Form 10-K                  232

Item 8 | Notes to Consolidated Financial Statements | Note 25 - Dividend Restrictions and Statutory Financial Information

As of December 31, 2024, the total amount of net assets of our consolidated subsidiaries that were restricted was $3.8 billion.
Certain material aspects of these laws and regulations as they relate to solvency, dividends and capital and surplus are summarized below.
Bermuda
Our Bermuda-based (re)insurance subsidiaries are registered under the Insurance Act 1978 of Bermuda and related regulations, as amended (the "Insurance Act"). The Insurance Act imposes certain solvency and liquidity standards, auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies.
The Insurance Act requires that our Bermuda-based (re)insurance subsidiaries maintain certain solvency and liquidity standards. The minimum liquidity ratio requires that the value of relevant assets not be less than 75% of the amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and LAE or premiums. Our Bermuda subsidiaries with commercial insurance licenses are required to maintain a minimum statutory capital and surplus ECR at least equal to the greater of a minimum solvency margin or the Bermuda Solvency Capital Requirement ("BSCR"). The BSCR is calculated based on a standardized risk-based capital model as provided by the BMA.
Each of our regulated Bermuda subsidiaries would be prohibited from declaring or paying any dividends if it were in breach of its minimum solvency margin or liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, each of our regulated Bermuda subsidiaries is prohibited, without the prior approval of the BMA, from reducing its total statutory capital by 15% or more, or from reducing its total statutory capital and surplus by 25% or more as set out in its previous year’s statutory financial statements. Our Bermuda (re)insurance companies that are in run-off are required to seek BMA approval for any dividends or distributions.
As of December 31, 2024 and 2023, our Bermuda-based (re)insurance subsidiaries exceeded applicable minimum solvency and liquidity requirements. The Bermuda (re)insurance subsidiaries in aggregate exceeded minimum solvency requirements by $3.9 billion as of December 31, 2024 (2023: $3.7 billion) and were in compliance with their liquidity requirements.
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
The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company. As of December 31, 2024 and 2023, all of our U.K. insurance subsidiaries maintained capital in excess of the minimum capital resources requirements and complied with the relevant U.K. Regulator requirements. Our U.K.-based insurance subsidiaries, including our Lloyd's Syndicates described below, in aggregate, maintained capital in excess of the minimum capital resources requirements by $287 million and $396 million as of December 31, 2024 and 2023, respectively.
The U.K. Regulator’s rules require our U.K. insurance subsidiaries to obtain regulatory approval for any proposed or actual payment of a dividend. The U.K. Regulator uses the SCR, among other tests, when assessing requests to make distributions.
Lloyd’s
As of December 31, 2024, we participated in the Lloyd’s market through our interests in Syndicate 2008, a syndicate that has permission to underwrite RITC business and other run-off or discontinued business type transactions with other Lloyd’s syndicates.
Enstar Group Limited | 2024 Form 10-K                  233

Item 8 | Notes to Consolidated Financial Statements | Note 25 - Dividend Restrictions and Statutory Financial Information

We participated on the syndicate through a single, wholly-owned Lloyd’s managing agent, Enstar Managing Agency Limited.
The underwriting capacity of a corporate member of Lloyd’s must be supported by providing FAL in the form of cash, securities, letters of credit or other approved capital instrument in satisfaction of its capital requirement36. The amount of the FAL is assessed quarterly and is determined by Lloyd’s in accordance with applicable capital adequacy rules. To release their capital, Lloyd’s members are usually required to have transferred their liabilities through an approved RITC, such as those offered by Syndicate 2008.
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
The U.S. (re)insurance subsidiaries are also required to maintain minimum levels of solvency and liquidity as determined by law, and to comply with Risk-Based Capital ("RBC") requirements and licensing rules as specified by the National Association of Insurance Commissioners ("NAIC"). RBC is used to evaluate the adequacy of capital and surplus maintained by our U.S. (re)insurance subsidiaries in relation to three major risk areas associated with: (i) asset risk; (ii) insurance risk and (iii) other risks. For all our U.S. (re)insurance subsidiaries, with the exception of one subsidiary which has a permitted accounting practice to treat an adverse development cover reinsurance agreement as prospective reinsurance, there are no prescribed or permitted statutory accounting practices that differ significantly from the statutory accounting principles established by NAIC.
As of December 31, 2024, all our U.S. (re)insurance subsidiaries exceeded their required levels of RBC. On an aggregate basis, our U.S. (re)insurance subsidiaries exceeded their minimum levels of RBC as of December 31, 2024 by $302 million (2023: $264 million).
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
36 As described in Note 7.
Enstar Group Limited | 2024 Form 10-K                  234

Item 8 | Notes to Consolidated Financial Statements | Note 25 - Dividend Restrictions and Statutory Financial Information

Europe
Our Liechtenstein insurance subsidiary (StarStone Insurance SE) is regulated by the Liechtenstein Financial Market Authority ("FMA") pursuant to the Liechtenstein Insurance Supervisory Act. This subsidiary is obligated to maintain a minimum solvency margin based on the Solvency II regulations. As of December 31, 2024, this subsidiary exceeded the Solvency II requirements by $109 million (2023: $118 million). The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves, which consist of retained earnings, the current year profit and legal reserves. Any dividend exceeding the current year profit requires the FMA’s approval. Solvency and capital requirements for this subsidiary are based on the Solvency II framework and must continue to be met following any distribution.
Our Belgian insurance subsidiary files financial statements and returns with the National Bank of Belgium. This subsidiary was in compliance with its solvency and capital requirements under Solvency II.
Enstar Group Limited | 2024 Form 10-K                  235

Item 8 | Notes to Consolidated Financial Statements | Note 26 - Commitments and Contingencies

26. COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk
We believe that we are subject to credit risk associated with our cash and cash equivalents, fixed maturities, or other investments. Our cash and investments are managed pursuant to guidelines that follow prudent standards of diversification and liquidity, and limit the allowable holdings of a single issue and issuers. We are also subject to custodial credit risk on our investments, which we manage by diversifying our holdings amongst large financial institutions that are highly regulated.
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
As of December 31, 2024, concentrations of funds held balances with reinsurance counterparties that individually exceeded 10% of shareholders’ equity totaled $3.8 billion (December 31, 2023: $4.8 billion) in aggregate.
We limit the amount of credit exposure to any one counterparty and none of our counterparty credit exposures, excluding U.S. government and agency instruments and the reinsurance counterparties noted above, exceeded 10% of shareholders’ equity as of December 31, 2024. As of December 31, 2024 our credit exposure to the U.S. government and agency instruments was $917 million (December 31, 2023: $932 million).
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
Unfunded Investment Commitments
As of December 31, 2024, we had unfunded commitments of $1.3 billion to other investments, $25 million to equity method investments and $22 million to privately held equity. Included in the privately held equity amount, is a commitment we entered into during the year ended December 31, 2024 to invest $10 million in an insurance-linked securities (“ILS”) arrangement through a Bermuda-based collateralized reinsurer, determined to be a related party, that will provide reinsurance capacity across a diversified portfolio of casualty programs.
Guarantees
As of December 31, 2024 and 2023, parental guarantees supporting reinsurance obligations, defendant A&E liabilities, subsidiary capital support arrangements and credit facilities were $2.5 billion and $2.3 billion respectively. We also guarantee the 2040 and 2042 Junior Subordinated Notes, which have an aggregate principal amount of $850 million37 as of December 31, 2024 and 2023.

37 As described in Note 18.
Enstar Group Limited | 2024 Form 10-K                  236

Item 8 | Notes to Consolidated Financial Statements | Note 27 - Subsequent Events

27. SUBSEQUENT EVENTS

Atrium Syndicate 609
On January 13, 2025, one of our wholly-owned subsidiaries entered into a loss portfolio transfer agreement with Atrium Syndicate 609 (“Syndicate 609”), managed by Atrium Underwriters Limited and is a related party, to reinsure Syndicate 609’s discontinued portfolios, comprising of marine treaty reinsurance, property treaty reinsurance, and U.S. contractors general liability, underwritten in the 2023 and prior years of account. Syndicate 609 will cede $196 million of net reserves and our subsidiary will provide $108 million of additional cover in excess of the ceded reserves. The closing of the transaction is subject to regulatory approval and other closing conditions.

JSOP Vesting
On January 20, 2025, the JSOP award38 vested at a market price of $327.00 per share. As the market price exceeded the hurdle price and the performance condition based on growth in FDBVPS was met, 209,490 shares were issued to our CEO (calculated as the market price of $327.00 less $205.89, multiplied by the 565,630 shares comprising the JSOP award, divided by the market price of $327.00). Pursuant to the JSOP agreement, the remaining 356,140 shares held in the EB Trust were cancelled on January 20, 2025.
38 For additional information on the JSOP award, refer to “Joint Share Ownership Plan” within Note 22 in our consolidated financial statements.
Enstar Group Limited | 2024 Form 10-K                  237

Item 8 | Schedules

SCHEDULE I
ENSTAR GROUP LIMITED
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES39
As of December 31, 2024
(Expressed in millions of U.S. Dollars)

Type of investment	Cost (1)	Fair Value	Amount at which shown in the balance sheet
Short-term and fixed maturities — Trading:
U.S. government and agency	$14	$13	$13
U.K. government	20	15	15
Other government	116	91	91
Corporate	1,094	909	909
Municipal	34	30	30
Residential mortgage-backed	51	48	48
Commercial mortgage-backed	111	102	102
Asset-backed	34	33	33
Total	1,474	1,241	1,241
Short-term and fixed maturities — AFS:
U.S. government and agency	427	407	407
U.K. government	32	29	29
Other government	292	268	268
Corporate	2,555	2,296	2,296
Municipal	94	79	79
Residential mortgage-backed	409	373	373
Commercial mortgage-backed	711	682	682
Asset-backed	485	489	489
Total	5,005	4,623	4,623
Funds held	5,097	4,961	4,961
Equities	317	425	425
Other investments, at fair value	2,010	2,010	2,010
Total	$13,903	$13,260	$13,260
(1)Original cost of fixed maturities is reduced by repayments and adjusted for amortization of premiums or accretion of discounts.

Reconciliation to balance sheet	Short-term and fixed maturities - Trading	Short-term and fixed maturities - AFS	Funds held	Equities	Other Investments
	(in millions of U.S. dollars)
Fair value of investments, other than investments in related parties	$1,241	$4,623	4,961	$425	$2,010
Investments in related parties:
Affiliates of Stone Point	23	283		70	424
Co-investor with Stone Point				86
AmTrust				222
Core Specialty			18
Other (1)					1,754
Total per balance sheet	$1,264	$4,906	$4,979	$803	$4,188
(1)Comprised of investments in limited partnerships and partnership-like limited liability companies, that had we not elected the fair value option would otherwise be accounted for as equity method investments.
39 Refer to Note 24 in our consolidated financial statements.
Enstar Group Limited | 2024 Form 10-K                  238

Item 8 | Schedules

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Balance Sheets - Parent Company Only
As of December 31, 2024 and 2023

	2024	2023
	(in millions of U.S. dollars, except share data)
ASSETS
Cash and cash equivalents	$534	$6
Balances due from subsidiaries	22	12
Investments in subsidiaries	7,477	7,454
Deferred tax	18	—
Other assets	9	42
TOTAL ASSETS	$8,060	$7,514
LIABILITIES
Debt obligations	$993	$992
Balances due to subsidiaries	948	966
Other liabilities	28	21
TOTAL LIABILITIES	1,969	1,979
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Ordinary shares (par value $1 each, issued and outstanding 2024: 15,241,316; 2023: 15,196,685):
Voting Ordinary Shares (issued and outstanding 2024: 15,241,316; 2023: 15,196,685)	15	15
Preferred Shares:
Series D Preferred Shares (issued and outstanding 2024 and 2023: 16,000; liquidation preference $400)	400	400
Series E Preferred Shares (issued and outstanding 2024 and 2023: 4,400; liquidation preference $110)	110	110
Treasury shares, at cost:
Series C Preferred Shares (all issued shares held in treasury in 2024 and 2023: 388,571)	(422)	(422)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2024 and 2023: 565,630)	(1)	(1)
Additional paid-in capital	600	579
Accumulated other comprehensive loss	(341)	(336)
Retained earnings	5,730	5,190
Total Enstar Group Limited Shareholders’ Equity	6,091	5,535
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,060	$7,514
See accompanying notes to the Condensed Financial Information of Registrant
Enstar Group Limited | 2024 Form 10-K                  239

Item 8 | Schedules

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
Statements of Operations - Parent Company Only
For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
	(in millions of U.S. dollars)
REVENUES
Net investment income	$1	$12	$2
Fair value changes in trading securities, funds held and other investments	—	16	13
Total revenues	1	28	15
EXPENSES
General and administrative expenses	81	34	24
Interest expense	96	80	70
Net foreign exchange losses	—	5	3
Total expenses	177	119	97
NET LOSS BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	(176)	(91)	(82)
Income tax (expense) benefit	(14)	31	—
Equity in undistributed income (losses) of subsidiaries	766	1,178	(788)
NET INCOME (LOSS)	576	1,118	(870)
Dividends on preferred shares	(36)	(36)	(36)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$540	$1,082	$(906)
See accompanying notes to the Condensed Financial Information of Registrant

Statements of Comprehensive Income - Parent Company Only
For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
	(in millions of U.S. dollars)
NET INCOME (LOSS)	$576	$1,118	$(870)
Other comprehensive (loss) income relating to subsidiaries, net of tax	(5)	(34)	(286)
COMPREHENSIVE INCOME (LOSS)	$571	$1,084	$(1,156)
See accompanying notes to the Condensed Financial Information of Registrant
Enstar Group Limited | 2024 Form 10-K                  240

Item 8 | Schedules

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
Statements of Cash Flows - Parent Company Only
For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
	(in millions of U.S. dollars)
OPERATING ACTIVITIES:
Net cash flows provided by operating activities	$64	$496	$87
INVESTING ACTIVITIES:
Dividends and return of capital from subsidiaries	500	—	14
Contributions to subsidiaries	—	—	(102)
Net cash flows provided (used in) by investing activities	500	—	(88)
FINANCING ACTIVITIES:
Dividends on preferred shares	(36)	(36)	(36)
Repurchase of shares	—	(531)	(163)
Repayment of loans	—	—	(302)
Receipt of loans	—	62	445
Net cash flows used in financing activities	(36)	(505)	(56)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	528	(9)	(57)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6	15	72
CASH AND CASH EQUIVALENTS, END OF YEAR	$534	$6	$15
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
Net investment income relates to interest on loans to subsidiaries. Interest expense includes interest owed on external Senior Notes and owed on loans from subsidiaries. For the years ended December 31, 2024, 2023, and 2022, interest paid was $40 million, $40 million, and $47 million, respectively.
Investing activities in the Condensed Statements of Cash Flows primarily represents the flow of funds to and from subsidiaries to provide cash on hand to fund business acquisitions and significant new business.
For the year ended December 31, 2024 investing activities consisted of the receipt of $500 million in cash dividends from subsidiaries. Non-Cash investing activities during the year ended December 31, 2024 consisted of $204 million in settlements of loan receivables. There was no Non-Cash investing activity for the year ended December 31, 2023. For the year ended December 31, 2022 non-cash activities consisted of $600 million for dividends and return of capital from subsidiaries, representing an intercompany transfer of equity securities at book value and an increase in balances due from subsidiaries (resulting in a decrease in investments in subsidiaries).
As of December 31, 2024 and 2023, parental guarantees supporting reinsurance obligations, defendant A&E liabilities, subsidiary capital support arrangements and credit facilities were $2.5 billion and $2.3 billion, respectively. In addition, as of December 31, 2024, we also guarantee the Junior Subordinated Notes issued in 2020 and 2022 for an aggregate principal amount of $850 million (December 31, 2023: $850 million).
As of December 31, 2024 and 2023, retained earnings were $5.7 billion and $5.2 billion, respectively, an increase of $540 million. This increase was attributable to the net income of $540 million.
Enstar Group Limited | 2024 Form 10-K                  241

Item 8 | Schedules

SCHEDULE III
ENSTAR GROUP LIMITED
SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in millions of U.S. Dollars)

	As of December 31, 2024				Year ended December 31, 2024
	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Policy Benefits for Life and Annuity Contracts	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses and Policy Benefits	Acquisition Costs	Other Operating Expenses	Net Premiums Written
2024
Run-off	$2	$11,771	$133	$—	$40	$—	$(159)	$9	$178	$5
Investments	—	—	—	—	—	651	—	—	40	—
Corporate & Other	—	(367)	—	—	—	—	33	—	173	—
Total	$2	$11,404	$133	$—	$40	$651	$(126)	$9	$391	$5
2023
Run-off	$4	$12,779	$171	$—	$43	$—	$(196)	$10	$177	$96
Investments	—	—	—	—	—	647	—	—	43	—
Corporate & Other	—	(420)	—	—	—	—	95	—	149	—
Total	$4	$12,359	$171	$—	$43	$647	$(101)	$10	$369	$96
2022
Run-off	$7	$13,337	$114	$—	$40	$—	$(442)	$22	$143	$(4)
Assumed Life	—	—	—	821	17	—	(30)	—	7	12
Investments	—	—	—	—	—	445	—	—	37	—
Legacy Underwriting	—	173	—	—	9	10	7	1	2	4
Corporate & Other	—	(503)	—	—	—	—	(218)	—	142	—
Total	$7	$13,007	$114	$821	$66	$455	$(683)	$23	$331	$12

Enstar Group Limited | 2024 Form 10-K                  242

Item 8 | Schedules

SCHEDULE IV
ENSTAR GROUP LIMITED
REINSURANCE
For the Years Ended December 31, 2024, 2023 and 2022
(Expressed in millions of U.S. Dollars)

	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2024
Premiums earned:
Property and casualty	$46	$(10)	$4	$40	10.0%
Total premiums earned	$46	$(10)	$4	$40

2023
Premiums earned:
Property and casualty	47	(6)	2	43	4.7%
Total premiums earned	$47	$(6)	$2	$43

2022
Premiums earned:
Property and casualty	62	(31)	18	49	36.7%
Future policyholder benefits	—	—	17	17	100.0%
Total premiums earned	$62	$(31)	$35	$66
Enstar Group Limited | 2024 Form 10-K                  243

Item 8 | Schedules

SCHEDULE V
ENSTAR GROUP LIMITED
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2024, 2023 and 2022
(Expressed in millions of U.S. Dollars)

	Balance at Beginning of Year	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at End of Year
December 31, 2024
Reinsurance balances recoverable on paid and unpaid losses:
Allowance for estimated uncollectible reinsurance	$131	$—	$(6)	$(9)	$116
Insurance balances recoverable:
Allowance for estimated uncollectible insurance	5	—	(1)	—	4
Valuation allowance for deferred tax assets	156	6	—	(38)	124

December 31, 2023
Reinsurance balances recoverable on paid and unpaid losses:
Allowance for estimated uncollectible reinsurance	$131	$—	$3	$(3)	$131
Insurance balances recoverable:
Allowance for estimated uncollectible insurance	5	—	—	—	5
Valuation allowance for deferred tax assets	181	16	—	(41)	156

December 31, 2022
Reinsurance balances recoverable on paid and unpaid losses:
Allowance for estimated uncollectible reinsurance	$136	$—	$(5)	$—	$131
Insurance balances recoverable:
Allowance for estimated uncollectible insurance	5	—	—	—	5
Valuation allowance for deferred tax assets	129	52	—	—	181
.
(1)Credited to the related asset account.

Enstar Group Limited | 2024 Form 10-K                  244

Item 8 | Schedules

SCHEDULE VI
ENSTAR GROUP LIMITED
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
As of and for the years ended December 31, 2024, 2023 and 2022
(Expressed in millions of U.S. Dollars)

	As of December 31,			Year ended December 31,
Affiliation with Registrant	Deferred Acquisition Costs	Reserves for Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred		Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Net Premiums Written
						Current Period	Prior Periods
Consolidated Subsidiaries
2024	$2	$11,404	$133	$40	$651	$23	$(149)	$(2,267)	$9	$5
2023	4	12,359	171	43	647	30	(131)	(2,467)	10	96
2022	7	13,007	114	49	455	48	(756)	(1,680)	23	—
Enstar Group Limited | 2024 Form 10-K                  245

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Enstar Group Limited | 2024 Form 10-K                  246

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All information required by Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K will be either (i) included in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference from the definitive proxy statement for our 2025 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2024 pursuant to Regulation 14A.
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

See Item 10 herein.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements and Financial Statement Schedules: see Item 8 in Part II of this report.
(b)Exhibits: see accompanying exhibit index that precedes the signature page of this report.
ITEM 16. FORM 10-K SUMMARY

Omitted at Company's option.
Enstar Group Limited | 2024 Form 10-K                  247

Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description

2.1s	Agreement and Plan of Merger, dated as of July 29, 2024, by and among Enstar Group Limited, Deer Ltd., Deer Merger Sub, Ltd. Elk Bidco Limited, and Elk Merger Sub Limited (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on July 29, 2024).
3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 2, 2011).
3.2	Sixth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 15, 2021).
3.3	Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock of Enstar Group Limited, dated as of June 13, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 17, 2016).
3.4	Certificate of Designations of Series D Perpetual Non-Cumulative Preferred Shares of Enstar Group Limited, dated as of June 27, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 27, 2018).
3.5	Certificate of Designations of Series E Perpetual Non-Cumulative Preferred Shares of Enstar Group Limited, dated as of November 21, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 21, 2018).
4.1	Senior Indenture, dated as of March 10, 2017, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 10, 2017).
4.2	First Supplemental Indenture, dated as of March 10, 2017, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on March 10, 2017).
4.3	Second Supplemental Indenture, dated as of March 26, 2019, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 26, 2019).
4.4	Third Supplemental Indenture, dated as of May 28, 2019, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 28, 2019).
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

Enstar Group Limited | 2024 Form 10-K                  248

Exhibit Index

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

10.4	Form of Waiver Agreement (incorporated herein by reference to Exhibit 4.7 to the Company's Form S-3 filed on October 10, 2017).
10.5+	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form S-3 (No. 333-151461) initially filed on June 5, 2008).
10.6+	Amended and Restated Employment Agreement, dated July 1, 2022, between Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 6, 2022).
10.7+	Letter Agreement, dated November 19, 2024, between Enstar (EU) Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 25, 2024).
10.8+	Amended and Restated Employment Agreement, dated January 21, 2020, by and between Enstar Group Limited and Orla M. Gregory (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 27, 2020).
10.9+
Amendment No. 1 to Amended and Restated Employment Agreement, dated September 16, 2021, by and between Enstar Group Limited and Orla M. Gregory (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 21, 2021).

10.10+	Amendment No. 2 to the Amended and Restated Employment Agreement, dated July 1, 2022, between Enstar Group Limited and Orla Gregory (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on July 6, 2022).
10.11+	Amendment No. 3 to the Amended and Restated Employment Agreement, dated March 21, 2023, by and between Enstar Group Limited and Orla Gregory (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed on March 24, 2023).
10.12+	Transition Agreement, dated as of July 29, 2024, by and among Ms. Gregory and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 29, 2024).
10.13+	Employment Agreement, dated January 8, 2018, by and between Enstar Group Limited and Paul M.J. Brockman (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 8, 2019).
10.14+	Amendment No. 1 to the Employment Agreement, dated March 21, 2023, by and between Enstar (US), Inc. and Paul Brockman (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K/A filed on March 24, 2023).
10.15+	Amendment No. 2 to the Employment Agreement, dated April 4, 2024, by and between Enstar (US), Inc. and Paul Brockman (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 2, 2024).
10.16+	Contract of Employment, dated April 4, 2024, between Enstar (EU) Limited and Paul Brockman (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 2, 2024).
10.17+	Letter Agreement, dated October 29, 2024, between Enstar (US), Inc. and Paul Brockman (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 4, 2024).
10.18+	Amended and Restated Employment Agreement, dated June 6, 2023, by and between Enstar (US), Inc. and Nazar Alobaidat (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 2, 2024).
10.19+	Employment Agreement, dated March 21, 2023, by and between Enstar (US), Inc. and Matthew Kirk (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on March 24, 2023).
10.20+	Employment Agreement, dated July 1, 2019, by and between Enstar (US), Inc. and David Ni (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 4, 2023).
10.21+	Amendment No. 1 to Employment Agreement, dated February 4, 2022, by and between Enstar (US), Inc. and David Ni (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 4, 2023).
Enstar Group Limited | 2024 Form 10-K                  249

Exhibit Index

10.22+s	Letter Agreement, dated December 16, 2024, between Enstar Group Limited and David Ni (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 18, 2024).
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

10.25+	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed on March 2, 2015).
10.26+	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K filed on February 22, 2024).
10.27+	Form of Non-Employee Director Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K filed on February 22, 2024)..
10.28+	Enstar Group Limited Amended and Restated 2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2022).
10.29+	Form of Restricted Stock Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 5, 2016).
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

10.32*+	Form of Restricted Stock Unit Award Agreement (2025) under the Enstar Group Limited 2016 Equity Incentive Plan.
10.33+
Form of Performance Stock Unit Award Agreement (2021) under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 7, 2021).

10.34+	Joint Share Ownership Agreement, dated January 21, 2020, by and among Enstar Group Limited, Dominic F. Silvester and Zedra Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 27, 2020).
10.35+	Deed of Amendment and Restatement to the Joint Ownership Agreement, dated July 1, 2022, between Enstar Group Limited, Dominic F. Silvester and Zedra Trust Company (Guernsey) Limited, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 6, 2022).
10.36+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 8, 2016).
10.37+	Enstar Group Limited 2022-2024 Annual Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 9, 2021).
10.38s	Amended and Restated Revolving Credit Agreement, dated as of May 30, 2023, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Wells Fargo Bank, National Association and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2023).
10.39	Amendment No. 1 to Amended and Restated Revolving Credit Agreement, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 13, 2024).
10.40s	Amended and Restated Letter of Credit Facility Agreement, dated as of July 28, 2023, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2023).
10.41	Amendment No. 1 to Amended and Restated Letter of Credit Facility Agreement, by and among Enstar Group Limited and certain of its subsidiaries, Cavello Bay Reinsurance Limited, National Australia Bank Limited and each of the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 13, 2024).
Enstar Group Limited | 2024 Form 10-K                  250

Exhibit Index

10.42	Purchase Agreement, dated as of May 10, 2022, by and between Trident Public Equity LP and Enstar Group Limited (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 11, 2022).
10.43	Purchase Agreement, dated March 23, 2023, between Enstar Group Limited and Canada Pension Plan Investment Board (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 28, 2023).
10.44s	Purchase Agreement, dated as of November 7, 2023, by and among Enstar Group Limited, Canada Pension Plan Investment Board, and CPPIB Epsilon Ontario Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2023).
10.45s	Purchase Agreement, dated as of November 7, 2023, by and between Enstar Group Limited and Trident Public Equity L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 13, 2023).
10.46	Shareholder Rights Agreement, dated as of November 8, 2023, by and among Enstar Group Limited, Elk Evergreen Investments, LLC and Elk Cypress Investments, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 13, 2023).
10.47	Registration Rights Agreement, dated as of November 8, 2023, by and among Enstar Group Limited, Elk Evergreen Investments, LLC and Elk Cypress Investments, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 13, 2023).
10.48s	Purchase Agreement, dated as of December 20, 2023, by and among Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., Dowling Capital Partners I, L.P., and Capital City Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 22, 2023).
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries.
22.1*	List of Subsidiary Issuers of Guaranteed Securities.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Enstar Group Limited Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed on February 22, 2024).
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8 of this Annual Report on Form 10-K.
104*	The cover page from the Company’s Annual Report on Form 10-K, formatted as Inline XBRL (included in Exhibit 101).
____________________________________________________________________________________________
*     filed herewith
** furnished herewith
+     denotes management contract or compensatory arrangement
s    certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request
Enstar Group Limited | 2024 Form 10-K                  251

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2025.

ENSTAR GROUP LIMITED

By:	/S/ DOMINIC F. SILVESTER
Dominic F. Silvester Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2025.

Signature	Title

/s/ ROBERT J. CAMPBELL Robert J. Campbell	Chairman and Director
/s/ DOMINIC F. SILVESTER Dominic F. Silvester	Chief Executive Officer and Director
/s/ MATTHEW KIRK Matthew Kirk	Chief Financial Officer (signing in his capacity as Principal Financial Officer)
/s/ GIRISH RAMANATHAN Girish Ramanathan	Chief Accounting Officer (signing in his capacity as Principal Accounting Officer)
/s/ B. FREDERICK BECKER B. Frederick Becker	Director
/s/ SHARON A. BEESLEY Sharon A. Beesley	Director
/s/ JAMES D. CAREY James D. Carey	Director
/s/ SUSAN L. CROSS Susan L. Cross	Director
/s/ HANS-PETER GERHARDT Hans-Peter Gerhardt	Director
/s/ MYRON HENDRY Myron Hendry	Director
/s/ Paul O’Shea Paul O’Shea	Director
/s/ HITESH PATEL Hitesh Patel	Director
/s/ POUL A. WINSLOW Poul A. Winslow	Director
Enstar Group Limited | 2024 Form 10-K                  252