Form 10-K/A
period 2024-12-31
Enstar Group LTD
filed 2025-04-29
CIK 1363829

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
As of April 28, 2025, the registrant had outstanding 14,909,767 voting ordinary shares, par value $1.00 per share.

EXPLANATORY NOTE
Enstar Group Limited (“Enstar,” the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”), which was originally filed on February 27, 2025 with the U.S. Securities and Exchange Commission (the “SEC”). This Amendment is being filed for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K.
This information was previously omitted from the 2024 Form 10-K in reliance on SEC general instructions to Form 10-K, which permits the information in the above referenced items to be incorporated in a Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after a company’s fiscal year end. We are filing this Amendment to include Part III information in the 2024 Form 10-K because our definitive proxy statement containing this information will not be filed before that date. As such, this Amendment hereby amends and restates in their entirety Items 10 through 14 of Part III of the 2024 Form 10-K as well as the Form 10-K cover page (solely to update the number of Common Shares outstanding to 14,909,767 and to remove the statement that information is being incorporated by reference from our definitive proxy statement). Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. We are also replacing Exhibit 3.2 to reflect our Seventh Amended and Restated Bye-Laws. Item 15 of Part IV has therefore been amended to include these exhibits.
We have made no substantive changes to the 2024 Form 10-K other than those noted above. Capitalized terms used but not defined in this Amendment shall have the meanings given to them in the 2024 Form 10-K.
Except as specified in this explanatory note, this Amendment does not amend or modify any of the other information included in the 2024 Form 10-K, and it does not modify or update any information included in the 2024 Form 10-K to reflect any events, developments or results that occurred subsequent to February 27, 2025. As a result, the 2024 Form 10-K continues to speak as of the date of filing of the 2024 Form 10-K. This Amendment should be read in conjunction with the 2024 Form 10-K, the documents incorporated by reference in the 2024 Form 10-K and the Company's other filings made with the SEC subsequent to the filing of the 2024 Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Below is biographical information about our directors, describing each director's qualifications and relevant experience. The biographies include key qualifications, skills, and attributes most relevant to the decision to nominate candidates to serve on the Board. This information is current as of the date of this Amendment and has been confirmed by each of the directors for inclusion in this Amendment.

Director Since: 2015 Age: 78 Enstar Committees: Audit | Human Resources and Compensation (Chair) | Nominating and Governance (Chair) Residency and Citizenship: US resident | US citizen
B. Frederick Becker Independent

Biographical Information
B. Frederick Becker has over 45 years of experience in the insurance and healthcare industries. He served as Chairman of Clarity Group, Inc., a company he co-founded more than 20 years ago that specialized as a healthcare professional liability and risk management service provider until it was sold in early 2020. Prior to co-founding Clarity Group, Inc., he served as Chairman and Chief Executive Officer of MMI Companies, Inc. from 1985 until its sale to The St. Paul Companies in 2000. Mr. Becker has previously served as President and CEO of Ideal Mutual and McDonough Caperton Employee Benefits, Inc., and also served as State Compensation Commissioner for the State of West Virginia. He began his career as a practicing attorney.
Skills and Qualifications
Compensation, governance, and risk management experience; industry knowledge.
Mr. Becker has over 45 years of experience within the insurance and healthcare industries. The Board also values Mr. Becker’s corporate governance experience, which he has gained from serving on many other boards over the years. In addition, his previous work on compensation matters makes him well-suited to serve as Chairman of our Human Resources and Compensation Committee. He has an extensive background in risk management, which enhances our risk oversight and monitoring capabilities.

Director Since: 2021 Age: 68 Enstar Committees: Nominating and Governance Residency and Citizenship: Bermuda resident | British, Canadian and Irish citizen
Sharon A. Beesley Independent

Biographical Information
Sharon A. Beesley currently serves as the Managing Partner of BeesMont Law Limited, a Bermuda-based commercial law firm, which she established in 2008. She also serves as Chief Executive Officer of BeesMont Consultancy Limited, a Bermuda-based consultancy and management business, a position she has held since 2000, and as Chair of Aester Limited, a Bermuda regulated corporate services provider. Prior to 2000, Ms. Beesley was engaged in private legal practice in Bermuda and other international jurisdictions.
Certain Other Directorships
Ms. Beesley currently serves as a director of The China 'A' Fund Limited (appointed June 2005), a publicly listed fund trading on Euronext Dublin. She also serves on the boards of a number of privately held companies. From 2016 to 2021, Ms. Beesley served as a director on the board of the Bermuda Monetary Authority, our insurance group supervisor.
Skills and Qualifications
Legal expertise; regulatory and government experience; corporate governance
Ms. Beesley brings to our Board her multi-jurisdictional legal expertise, strategic and risk management perspectives, gained from over 40 years of experience in the legal and financial services industry advising on all areas of corporate law, investment funds, structured finance, joint venture structures, and mergers and acquisitions as a Solicitor in England and Wales, Hong Kong, and as a practicing Barrister and Attorney of the Bermuda Bar. In addition, Ms. Beesley's experience as a former director of our insurance group supervisor, the Bermuda Monetary Authority, is particularly valuable to our Board as we manage increasingly complex compliance, regulatory and governance matters.

Director Since: 2007
Age: 76
Enstar Committees:
Audit (Chair) | Human Resources and Compensation | Nominating and Governance | Investment (Chair) | Executive (Chair)
Residency and Citizenship:
US resident | US citizen

Robert J. Campbell Chairman, Independent

Biographical Information
Robert J. Campbell was appointed as the independent Chairman of the Board in November 2011. Mr. Campbell has been a Partner with the investment advisory firm of Beck, Mack & Oliver, LLC since 1990.
Certain Other Directorships
From 2014 to 2023, Mr. Campbell served as a director and chairman of the audit committee of AgroFresh Solutions, Inc. (formerly Boulevard Acquisition Corp.), a global agricultural technologies company, which was publicly held until taken private in March 2023. From 2015 through 2017, he served as a director of Boulevard Acquisition Corp. II, a blank check company that completed its initial public offering in September 2015. Mr. Campbell also served as a director of Camden National Corporation, a publicly traded company, from 1999 to 2014.
Skills and Qualifications
Financial, accounting, and investment expertise; leadership skills
Mr. Campbell brings to the Board his extensive understanding of finance and accounting, which he obtained through over 40 years of analyzing financial services companies and which is very valuable in his role as chairman of our Audit Committee. In addition, Mr. Campbell's investment management expertise makes him a key member of our Investment Committee, of which he serves as chairman. Mr. Campbell continues to spend considerable time and energy in his role, which is significant to the leadership and function of our Board.

Director Since: 2013 Age: 58 Enstar Committees: Investment Residency and Citizenship: US resident | US citizen
James D. Carey Non-Employee

Biographical Information
James D. Carey is Co-Chief Executive Officer of Stone Point Capital LLC, a private equity firm based in Greenwich, Connecticut. He previously served as President of Stone Point Capital from April 2023 through March 2024, as Managing Director from 2021 to 2023, and prior to that as Senior Principal. Stone Point Capital serves as the manager of the Trident Funds, which invest exclusively in the global financial services industry. Mr. Carey has been with Stone Point Capital and its predecessor entities since 1997. He previously served as a director of the Company from its formation in 2001 until the Company became publicly traded in 2007. Mr. Carey rejoined the Board in 2013.
Certain Other Directorships
Mr. Carey currently serves as a director of IEQ Capital LLC, a privately held independent wealth management firm. He also serves on the boards of certain privately held portfolio companies of the Trident Funds. From July 2018 to June 2024, Mr. Carey served as a director of HireRight Holdings Corporation, a provider of global background screening services and workforce solutions, which was publicly held until taken private in June 2024. From July 2018 to October 2023, he served as a director of Focus Financial Partners, a company that invests in independent fiduciary wealth management firms, which was publicly held until taken private in August 2023. Previously, Mr. Carey also served as non-executive chairman of PARIS RE Holdings Limited and as a director of Alterra Capital Holdings Limited, Cunningham Lindsay Group Limited, Lockton International Holdings Limited, and Privilege Underwriters, Inc.
Skills and Qualifications
Investment expertise; industry knowledge; significant acquisition experience
Having worked in the private equity and financial services industries for more than 30 years, Mr. Carey brings an extensive background and expertise in the insurance and financial services industries. His in-depth knowledge of investments and investment strategies is significant in his role on our Investment Committee. We also value his contributions as an experienced director in the insurance industry, as well as his extensive knowledge of the Company.

Director Since: 2020 Age: 65 Enstar Committees: Audit | Risk Residency and Citizenship: US resident | US citizen
Susan L. Cross Independent

Biographical Information
Susan L. Cross has served as a director since October 2020. She served as Executive Vice President and Global Chief Actuary at XL Group (now AXA XL), from 2008 to 2018, and prior to that served as Senior Vice President and Chief Actuary of various operating segments since 1999.
Certain Other Directorships
Ms. Cross currently serves as a non-executive director at Unum Group (appointed February 2019), a Fortune 500 publicly held insurance company and leading provider of financial protection benefits, where she sits on the Audit Committee and Risk and Finance Committee. She also serves as a director of SiriusPoint Ltd (appointed May 2024), a publicly held global insurance and reinsurance company, where she sits on the Audit Committee and Risk and Capital Management Committee. Previously, Ms. Cross served on the boards of IFG Companies, American Strategic Insurance and several XL subsidiaries, including Mid Ocean Limited and XL Life Ltd.
Skills and Qualifications
Actuarial expertise; risk management, regulatory and governance skills; industry experience
Ms. Cross brings significant actuarial expertise to our Board, obtained from over 20 years of senior management experience as an actuary with XL Group. Her industry experience is particularly valuable to our Audit Committee and our Risk Committee given the complex nature of our run-off business. As a director of a Fortune 500 company, Ms. Cross also has knowledge of corporate governance matters and practices, which is valuable to our Board.

Director Since: 2015 Age: 69 Enstar Committees: Human Resources and Compensation | Risk | Executive Residency and Citizenship: Swiss resident | German citizen
Hans-Peter Gerhardt Independent

Biographical Information
Hans-Peter Gerhardt served as the Chief Executive Officer of Asia Capital Reinsurance Group from October 2015 through June 2017. He has served continuously in the reinsurance industry since 1981. He is the former Chief Executive Officer of PARIS RE Holdings Limited, serving in that position from the company's initial formation in 2006 through the completion of its merger into Partner Re Ltd. in June 2010. He previously served as the Chief Executive Officer of AXA Re from 2003 to 2006, also serving as Chairman of AXA Liabilities Managers, the AXA Group's run-off operation, during that time.
Certain Other Directorships
Mr. Gerhardt currently serves as a non-executive director of Northshore Holdings Ltd., a privately held holding company of Atrium Underwriters Limited. Previously, Mr. Gerhardt served as a non-executive director of StarStone Holdings Ltd., a privately held company, African Risk Capacity, a privately held company, Tokio Millenium Re, Tokio Marine Kiln, Asia Capital Reinsurance Group (until May 2017), and as an independent director of Brit Insurance Holdings PLC until the company's acquisition by Fairfax Financial Holdings in 2015.
Skills and Qualifications
Underwriting expertise; proven industry veteran
Mr. Gerhardt brings decades of underwriting expertise to our Board. He is a proven industry veteran, with significant leadership experience, including several successful tenures in CEO roles.

Director Since: 2019 Age: 76 Enstar Committees: Nominating and Governance | Risk Residency and Citizenship: US resident | US citizen
Myron Hendry Independent

Biographical Information
Myron Hendry most recently served as an executive advisor to AXA on integration matters. He previously served as the Executive Vice President and Chief Platform Officer for XL Catlin from 2009-2018, where he was responsible, on a Global basis, for Technology, Operations, Real Estate, Procurement, Continuous Improvement Programs and XL Catlin's Service Centers in India and Poland. He also served as Director on the XL India Business Services Private Limited Board, and he was the Chairman of the XL Catlin Corporate Crisis Committee responsible for Disaster Recovery and Business Continuity. Mr. Hendry was the founder of the XL Catlin's Leadership Listening Program. Throughout his career, he also held technology, operational and claims leadership roles at Bank of America's Balboa Insurance Group, Safeco Insurance and CNA Insurance.
Skills and Qualifications
Operations and Technology
Mr. Hendry brings to our Board expertise in insurance industry-specific information technology and operations management. His extensive experience as an executive engaging on technology matters at the board level is valuable to our Board and Risk Committee.

Director Since: 2001 Age: 67 Enstar Committees: Executive Residency and Citizenship: Bermuda resident | Bermuda and Irish citizen
Paul J. O’Shea Non-Employee

Biographical Information
Paul J. O’Shea retired as President of the Company in March 2023, a position he held since December 2016. He previously served as Executive Vice President and Joint Chief Operating Officer of the Company since our formation in 2001 and has also been a director throughout this time. He has led our mergers and acquisitions operations, including overseeing our transaction sourcing, due diligence, and negotiations processes. In 1994, Mr. O’Shea joined Dominic Silvester in his run-off business venture in Bermuda, and he served as a director and Executive Vice President of Enstar Limited, which is now a subsidiary of the Company, from 1995 until 2001. Prior to co-founding the Company, he served as the Executive Vice President, Chief Operating Officer and a director of Belvedere Group/Caliban Group from 1985 until 1994.
Certain Other Directorships
Mr. O'Shea currently serves as the Company's director representative on the board of directors of Core Specialty Holdings, a privately held property and casualty insurer.
Skills and Qualifications
Company leader; long track record of successful acquisitions; industry expertise
Mr. O’Shea is a qualified chartered accountant who has spent more than 30 years in the insurance and reinsurance industry, including many years in senior management roles. As a co-founder of the Company, Mr. O’Shea has intimate knowledge and expertise regarding the Company and our industry. As an executive, he was instrumental in sourcing, negotiating and completing numerous significant transactions since our formation.

Director Since: 2015 Age: 64 Enstar Committees: Audit | Nominating and Governance | Risk (Chair) Residency and Citizenship: UK resident | UK citizen
Hitesh Patel Independent

Biographical Information
Hitesh Patel is an Independent Non-Executive director who serves on boards of a number of financial services companies as detailed in "Certain Other Directorships" below. Mr. Patel has over 30 years of experience working in the insurance industry, having served in the United Kingdom as KPMG LLP's Lead Partner on Insurance Accounting and Regulatory Services from 2000 to 2007. He served as Chief Executive Officer of Lucida, plc, a UK life insurance company, and prior to that as its Finance Director and Chief Investment Officer. He originally joined KPMG in 1982 and trained as an auditor.
Certain Other Directorships
Mr. Patel is the independent non-executive Chairman of Capital Home Loans Limited (appointed October 2015), a privately held buy-to-let mortgage provider, and of Augusta Ventures Holdings Limited (appointed December 2020), a privately held litigation finance provider. He is also a non-executive director of Landmark Mortgages Limited (appointed May 2016), a privately held master servicer and legal title holder providing oversight of mortgage loans secured on residential properties and unsecured loans. Until December 2019, Mr. Patel served as a non-executive director at Aviva Life Holdings UK Ltd and Aviva Insurance Limited (subsidiaries of Aviva plc) and as Chairman of its Audit Committee and member of the Risk and Investment Committees.
Skills and Qualifications
Accounting expertise; regulatory and governance skills; industry experience
Mr. Patel brings significant accounting expertise to our Board, obtained from over two decades of auditing and advising insurance companies on accounting and regulatory issues, which is highly valuable to our Audit Committee. As a former industry CEO, he also has significant knowledge of risk management best practices, corporate governance matters, and the insurance regulatory environment, which are valuable to our Board, the Risk Committee, and the Nominating and Governance Committee.

Director Since: 2001 Age: 64 Enstar Committees: Investment | Executive Residency and Citizenship: Bermuda and UK resident | UK citizen
Dominic Silvester Chief Executive Officer, Director

Biographical Information
Dominic Silvester has served as a director and the Chief Executive Officer of the Company since its formation in 2001. In 1993, Mr. Silvester began a business venture in Bermuda to provide run-off services to the insurance and reinsurance industry. In 1995, the business was assumed by Enstar Limited, which is now a subsidiary of the Company, and for which Mr. Silvester has since then served as Chief Executive Officer. Prior to co-founding the Company, Mr. Silvester served as the Chief Financial Officer of Anchor Underwriting Managers Limited from 1988 until 1993.
Skills and Qualifications
Company leader; industry expertise; corporate strategy
As a co-founder and CEO of the Company, Mr. Silvester contributes to the Board his intimate knowledge of the Company and the run-off industry. He is well known in the industry and is primarily responsible for identifying and developing our business strategies and acquisition opportunities on a worldwide basis. Mr. Silvester has served as our CEO since the Company's inception, demonstrating his proven ability to manage and grow the business.

Director Since: 2015 Age: 59 Enstar Committees: Human Resources and Compensation | Investment | Executive Residency and Citizenship: Canadian resident | Canadian and Danish citizen
Poul A. Winslow Independent

Biographical Information
Poul A. Winslow is President of Leaf Creek Advisors Inc., a privately held strategic consultancy for investment management firms, a role he has held since May 2022. Mr. Winslow previously served as Senior Managing Director & Global Head of Capital Markets and Factor Investing of the Canada Pension Plan Investment Board ("CPP Investments"), from 2018 until his retirement in May 2022. Previously Mr. Winslow served as Head of External Portfolio Management and Head of Thematic Investing for CPP Investments. Prior to joining CPP Investments in 2009, Mr. Winslow had several senior management and investment roles at Nordea Investment Management in Denmark, Sweden and the United States. He also served as the Chief Investment Officer of Andra AP-Fonden (AP2) in Sweden.
Certain Other Directorships
Mr. Winslow is a director of the International Centre of Pension Management (ICPM), a global independent non-profit network of pension organizations that focuses on fostering long-term investing, strengthening governance of pension investments, and improving design and governance of pension schemes. He is also a director of Sunnybrook Health Sciences Centre, a teaching hospital affiliated with the University of Toronto. Previously, Mr. Winslow served as a director of Exowave ApS, a privately held Danish wave energy startup. He also served as a director for the Standards Board for Alternative Investments, an international standard-setting body for the alternative investment industry, from September 2015 to June 2022, and of Viking Cruises Ltd., a privately held company, from 2016 to 2018.
Skills and Qualifications
Investment expertise; compensation and governance experience
Mr. Winslow brings significant investment expertise to our Board gained from his years in senior investment roles, which is highly valuable to our Investment Committee as it oversees our investment strategies and portfolios. His experiences at CPP Investments, including exposure to compensation and governance policies, are valuable in his role on our Human Resources and Compensation Committee.

Audit Committee
The Audit Committee assists the Board in (i) overseeing our accounting and financial reporting process, including our internal controls over financial reporting, (ii) overseeing the quality and integrity of our consolidated financial statements, (iii) engaging and overseeing the Company's independent registered public accounting firm (taking into account the vote on shareholder ratification) and considering the independence, qualifications and performance of our independent auditors, (iv) pre-approving compensation, fees and services of our independent auditors and reviewing the scope and results of their audit, (v) reviewing the performance of our internal audit function, (vi) reviewing, and where appropriate approving, our internal audit function's audit plan, staffing, budget, responsibilities and performance, (vii) reviewing all related party transactions, (viii) periodically reviewing our risk exposures and the adequacy of our controls over such exposures in coordination with our Risk Committee, and (ix) periodically reviewing the adequacy and effectiveness of the controls and procedures (including the level of assurance) applicable to our key ESG disclosures.
As of the date of this Amendment, Messrs. Campbell (Chair), Becker and Patel and Ms. Cross serve as members of the Audit Committee and each such member is “independent” as defined in Exchange Act Rule 10A-3, adopted pursuant to the Sarbanes-Oxley Act of 2002, and in accordance with the listing rules of The Nasdaq Stock Market. The Board has determined that each member of the Audit Committee satisfies the criteria adopted by the SEC to serve as "audit committee financial experts" and each also meets the "financial sophistication" standard of The Nasdaq Stock Market.

Executive Officers

Dominic Silvester Chief Executive Officer
Biographical Information
Dominic Silvester has served as a director and the Chief Executive Officer of the Company since its formation in 2001. In 1993, Mr. Silvester began a business venture in Bermuda to provide run-off services to the insurance and reinsurance industry. In 1995, the business was assumed by Enstar Limited, which is now a subsidiary of the Company, and for which Mr. Silvester has since then served as Chief Executive Officer. Prior to co-founding the Company, Mr. Silvester served as the Chief Financial Officer of Anchor Underwriting Managers Limited from 1988 until 1993. Mr. Silvester holds a B.S. in Economics with honours from the University of Hull, England.

Officer Since: 2001	Age: 64

Nazar Alobaidat Chief Investment Officer
Biographical Information
Nazar Alobaidat joined the Company as Chief Investment Officer in 2016. He formerly served as Managing Director and CIO of AIG Property Casualty's U.S., Canada and Bermuda regions and was with AIG from 2009 to 2016. Prior to that, he served as Vice President within the investment banking division of Lehman Brothers and Barclays Capital, specializing in derivatives and financing transactions for corporate clients of the investment bank. He previously served in the capital markets group of Deloitte from 2001 to 2006. Mr. Alobaidat is a Certified Public Accountant with a master's degree from the University of Florida.

Officer Since: 2019	Age: 47

Paul Brockman Group Chief Commercial Officer
Biographical Information
Paul Brockman was appointed Group Chief Commercial Officer in October 2024. Mr. Brockman, who joined the Company in 2012, served as Group Chief Operating Officer from March 2023 to October 2024, Interim CEO of Enstar (EU) Limited from January 2024 to July 2024, and as Group Chief Claims Officer from September 2020 to January 2024. Prior to this, he served as President and Chief Executive Officer of Enstar (US) Inc. ("Enstar US") from July 2016 to September 2020, President and Chief Operating Officer of Enstar US from November 2014 to July 2016, and as Senior Vice President, Head of Commutations for Enstar US from October 2012 to November 2014. Before joining the Company, he worked as Head of Reinsurance for Resolute Management Services UK Ltd. in its London office from April 2007 to October 2012 and, from April 2001 to April 2007, he worked as Manager of Reinsurance Cash Collection and Debt Litigation within the reinsurance asset division of Equitas Management Services Ltd in London.

Officer Since: 2016	Age: 52

Audrey Taranto General Counsel
Biographical Information
Audrey Taranto has served as General Counsel since February 2019. From June 2017 to February 2019, she served as Group Head of Legal and from to April 2012 to June 2017 as SVP, Securities Counsel. She continues to serve as the Company’s Corporate Secretary, a position she has held since 2012. Prior to 2012, she was Senior Counsel and Assistant Corporate Secretary at Cigna Corporation and an Associate in the corporate department of Drinker Biddle & Reath LLP.

Officer Since: 2020	Age: 45

Matthew Kirk Chief Financial Officer
Biographical Information
Matthew Kirk was appointed Chief Financial Officer in March 2023. Mr. Kirk, who joined the Company in April 2020, served as Group Treasurer from April 2020 to February 2023, where he was responsible for raising and efficiently allocating capital and liquidity across the Group. Previously, Mr. Kirk held executive roles at Sirius International Insurance Group, including Group Treasurer and Head of Investor Relations, and President, Managing Director of Sirius Investment Advisors. Mr. Kirk was also an Assurance and Business Advisory Manager at Arthur Andersen. Mr. Kirk holds a B.S. in Accounting from the University of Delaware and an MBA from Columbia University. He is also a Certified Public Accountant (inactive).

Officer Since: 2022	Age: 51

David Ni Chief Strategy Officer
Biographical Information
David Ni was appointed Chief Strategy Officer in May 2022. Mr. Ni, who joined the Company in 2019, served as Executive Vice President, Mergers & Acquisitions from 2019 to 2022. Prior to joining the Company, Mr. Ni spent his career as an investment banker working in the U.S. and in Asia, and was a Managing Director at Deutsche Bank with responsibility for leading M&A in financial services. Prior to that, he was with Goldman Sachs for more than 10 years covering the financial services sector. Mr. Ni graduated with a Bachelor’s degree from Harvard University.

Officer Since: 2022	Age: 41

Laurence Plumb Chief of Business Operations
Biographical Information
Laurence Plumb was appointed Chief of Business Operations in May 2022. Mr. Plumb, who joined the Company in April 2020, served as Director of Operational Performance from April 2020 to May 2021, and Deputy Group COO from May 2021 to May 2022. Previously, Mr. Plumb worked in Financial Services in London for more than 13 years, focused on Financial Planning and Analysis and Capital Management at the Global Health Insurer BUPA and at RSA Insurance Group. He trained in Deloitte's Insurance and Investment Management Audit Practice and is a Fellow Chartered Accountant (FCA) of the Institute of Chartered Accountants in England and Wales (ICAEW). Mr. Plumb graduated with a Master's degree in Modern Languages from Cambridge University.

Officer Since: 2022	Age: 41

Corporate Governance
Clawback Policy
We have a recoupment policy (the "Clawback Policy") that complies with NASDAQ listing standards and the compensation recovery requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Clawback Policy requires the Human Resources and Compensation Committee (the "Compensation Committee") to recoup certain cash and equity incentive compensation paid or granted to certain current and former executives officers in the event the Company is required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the federal securities laws. Under the policy, the Compensation Committee will require recoupment if it determines that incentive-based compensation received by an executive exceeded the amount of incentive-based compensation that otherwise would have been received, had it been calculated based on the restated financial results. In addition, our Clawback policy allows the Committee to seek recoupment from or adjust the outstanding awards of any employee or director who engages in fraud, theft, misappropriation or embezzlement, or otherwise acts in a bad faith manner that damages or impairs the Company or its business.
Our Annual Incentive Compensation Plan ("AIP") works in conjunction with the Clawback Policy in that it allows the Compensation Committee to cancel an award if the program participant has engaged in conduct or acts determined to be materially injurious, detrimental, or prejudicial to the Company's interest, and allows us to recoup any amount in excess of what the participant should have received under the terms of the award for any reason, including financial restatement, mistake in calculations, or other administrative error. Awards made under our Equity Plan are also subject to the Clawback Policy. In addition to the Clawback Policy, our Equity Plan provides that the

Compensation Committee has the authority to require disgorgement of any profit, gain, or other benefit received in respect of restricted shares, options, and stock appreciation rights for a period of up to 12 months prior to the grantee’s termination for cause. As a publicly traded company, the mandates of the Sarbanes-Oxley Act requiring clawback of compensation under specified circumstances also apply to us.
Insider Trading Policy
Our Board has adopted an Insider Trading Policy that governs the purchase, sale and other dispositions of the Company’s securities and applies to directors, officers, and employees, and members of such individuals’ immediate family with whom such individuals share a household, other persons with whom such individuals share a household, persons who principally rely on such individuals for financial support, and persons or entities over whom such individuals have control or influence with respect to a transaction in securities (i.e., a trustee of a trust or an executor of an estate) (collectively, Covered Persons). The Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. Among other things, the Insider Trading Policy Covered Persons from engaging in transactions in Company securities while aware of material nonpublic information about the Company. It is also the policy of the Company to comply with all applicable securities laws when transacting in its own securities.
A copy of the Insider Trading Policy was filed as Exhibit 19.1 to the 2024 Form 10-K.
Under our Insider Trading Policy, Covered Persons are prohibited from: (1) engaging in any hedging or monetization transactions involving our securities, such as zero-cost collars and forward sale contracts; and (2) trading in derivatives of our securities, such as exchange-traded put or call options and forward transactions. Further, Covered Persons are prohibited from short selling our shares.
Code of Conduct
We have adopted a Code of Conduct that applies to all of our directors and employees, including all senior executives and financial officers. A copy of our Code of Conduct is available on our website at http://www.enstargroup.com/corporate-governance by clicking on "Code of Conduct."
In addition, printed copies of our Code of Conduct can be obtained, free of charge, by contacting Investor Relations at Enstar Group Limited, P.O. Box HM 2267, A.S. Cooper Building, 4th Floor, 26 Reid Street, Hamilton, HM 11, Bermuda. We intend to post any amendments to our Code of Conduct on our website. In addition, we intend to disclose any waiver of a provision of the Code of Conduct that applies to our senior executives and financial officers by posting such information on our website or by filing a Form 8-K with the SEC within the prescribed time period. No such waivers currently exist.
Item 11. Executive Compensation
Director Compensation
Our Human Resources and Compensation Committee is responsible for periodically reviewing and making recommendations to our Board regarding all matters pertaining to compensation paid to directors for Board, Board leadership and committee service. The Human Resources and Compensation Committee conducts a comprehensive review of non-employee director compensation biennially. Directors who are employees of the Company receive no fees for their services as directors.
In making non-employee director compensation recommendations, the Human Resources and Compensation Committee takes various factors into consideration, including, but not limited to, the responsibilities of directors and committee members generally, the responsibilities of Board and committee chairs, and the amount of compensation paid to directors by comparable companies. The charter of the Human Resources and Compensation Committee also authorizes the Committee to engage and work with our independent compensation consultant in connection with its review and analysis of director compensation, if and when it deems appropriate. The Board reviews the recommendations of the Human Resources and Compensation Committee and determines the form and amount of director compensation.
The Human Resources and Compensation Committee undertook a comprehensive review of the director compensation program in 2023 and determined it was appropriate to revise the amount of the annual retainer fee for non-employee directors other than the Chairman of the Board, increasing it from $200,000 to $250,000, payable half in cash and half in restricted ordinary shares subject to a one-year vesting period, effective January 1, 2024.
Annual Director Compensation Program

In 2024, our director compensation program included:
▪a retainer payable quarterly for non-employee directors, and additional retainers payable quarterly for the Chairman of the Board, committee chairs and committee members; and
▪an equity retainer payable annually in the form of restricted ordinary shares with a one-year vesting period for non-employee directors and the Chairman of the Board.
Our director, Board leadership and committee retainer fees in place as of December 31, 2024 are set forth below. Committee retainer fees differ due to workload and composition of each committee and are periodically evaluated by the Human Resources and Compensation Committee.

2024 Retainer Fees(1)	Annual Amounts Payable
Non-Employee Directors(2)	$250,000
Chairman of the Board(3)	$350,000
Audit Committee Chair	$35,000
Audit Committee Member	$15,000
Human Resources and Compensation Committee Chair	$25,000
Human Resources and Compensation Committee Member	$10,000
Risk Committee Chair	$20,000
Risk Committee Member	$10,000
Investment Committee Chair	$15,000
Investment Committee Member	$10,000
Nominating and Governance Committee Chair	$15,000
Nominating and Governance Committee Member	$8,000
(1)Committee Member retainer fees are not payable to the chair of such committee or any member who is an employee of the Company.
(2)The Non-Employee Director retainer fee is payable to all non-employee directors other than the Chairman of the Board. The Non-Employee Director retainer fee is payable half in cash and half in restricted ordinary shares subject to a one-year vesting period.
(3)The Chairman of the Board retainer fee is payable half in cash and half in restricted ordinary shares subject to a one-year vesting period.

Deferred Compensation Plan
The Amended and Restated Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the "Deferred Compensation Plan") provides each non-employee director with the opportunity to elect (i) to defer receipt of all or a portion of his or her cash or equity compensation until retirement or termination and (ii) to receive all or a portion of his or her cash compensation for services as a director in the form of our ordinary shares instead of cash.
Non-employee directors electing to defer compensation have such compensation converted into share units payable as a lump sum distribution after the director leaves the Board. The lump sum share unit distribution is made in the form of ordinary shares, with fractional shares paid in cash. Non-employee directors electing to receive compensation in the form of ordinary shares receive whole ordinary shares (with any fractional shares payable in cash) as of the date compensation would otherwise have been payable. A director's participation in the Deferred Compensation Plan does not affect the vesting schedule of the equity portion of the retainer fees described above.

Director Compensation Table
The following table summarizes the 2024 compensation of our non-employee directors who served during the year.

Name(1)	Fees Earned or Paid in Cash(2)(3)	Stock Awards(4)	Total
Robert J. Campbell	$243,000	$175,000	$418,000
B. Frederick Becker	$180,000	$125,000	$305,000
Sharon A. Beesley	$133,000	$125,000	$258,000
James D. Carey(5)	$135,000	$125,000	$260,000
Susan L. Cross	$150,000	$125,000	$275,000
Hans-Peter Gerhardt	$145,000	$125,000	$270,000
Myron Hendry	$143,000	$125,000	$268,000
Paul J. O’Shea	$125,000	$125,000	$250,000
Hitesh Patel	$168,000	$125,000	$293,000
Poul A. Winslow	$145,000	$125,000	$270,000
(1)Dominic Silvester and Orla Gregory are not included in this table as they were both employees of the Company during 2024, and thus received no compensation for their services as directors. For information on the compensation received by Mr. Silvester or Ms. Gregory as employees of the Company, see "Executive Compensation."
(2)Director fees listed in this column may be deferred by directors under the Deferred Compensation Plan.
(3)Share units (rounded to the nearest whole share) acquired in lieu of the cash compensation portion of director retainer fees for 2024 under the Deferred Compensation Plan were as follows: (a) Mr. Campbell — 787 units; (b) Mr. Carey — 437 units; and (c) Mr. Patel — 408 units. Total share units under the Deferred Compensation Plan held by directors as of the record date are described in the footnotes to the Principal Shareholders and Management Ownership table.
(4)This column lists the aggregate grant date fair value of Enstar restricted ordinary shares awarded to directors as part of their Board retainer and Chairman of the Board retainer, computed in accordance with FASB Accounting Standards Codification (ASC) Topic 718. The value of the restricted ordinary shares is determined based on the closing price of our ordinary shares on the grant date. For information on the valuation assumptions with respect to awards made, refer to Note 22 to our consolidated financial statements for the year ended December 31, 2024, as included in our Annual Report on Form 10-K for the year ended December 31, 2024. The amounts above reflect the grant date fair value for these awards, excluding the accounting effect of any estimate of future forfeitures, and do not necessarily correspond to the actual value that might be recognized by the directors. Restricted ordinary shares are subject to a one-year vesting period and are forfeited in their entirety if a director leaves the Board prior to the vesting date. Restricted ordinary share awards listed in this column may be deferred by directors under the Deferred Compensation Plan in the form of restricted share units, subject to the same one-year vesting period ("RSUs"). The number of restricted ordinary shares or RSUs (rounded to nearest whole share) acquired by our directors during 2024 was as follows: (a) Mr. Campbell — 570 RSUs; (b) Mr. Becker — 407 restricted ordinary shares; (c) Ms. Beesley — 407 restricted ordinary shares; (d) Mr. Carey — 407 RSUs; (e) Ms. Cross — 407 restricted ordinary shares; (f) Mr. Gerhardt — 407 restricted ordinary shares; (g) Mr. Hendry — 407 RSUs; (h) Mr. O'Shea — 407 restricted ordinary shares; (i) Mr. Patel — 407 RSUs; and (j) Mr. Winslow — 407 RSUs. Fractional amounts are payable in cash at the time of vesting. Total restricted ordinary shares and RSUs held by directors as of the record date are described in the footnotes to the Principal Shareholders and Management Ownership table.
(5)Mr. Carey holds fees accrued for his service as a director solely for the benefit of Stone Point Capital, of which he is Co-CEO.

Share Ownership Guidelines
Our Share Ownership Guidelines (the "Guidelines") require our executive officers, directors, and certain members of senior management to achieve and maintain ownership of our ordinary shares at the levels specified in the table below within seven years of becoming subject to the guidelines. An individual may not sell or otherwise dispose of Company shares following the conclusion of the seven year accumulation period until he or she has met his or her minimum ownership requirement, except that shares may be withheld upon vesting to satisfy tax obligations. Persons subject to the guidelines who have not yet met their share ownership objective during the accumulation period must retain 50% of the shares (after paying taxes) obtained from option exercises or from the release of performance shares or restricted stock awards until the earlier of the date on which the share ownership objective is met or separation from the Company. In cases where covered persons hold multiple roles with different share ownership requirements, the higher ownership requirement applies. We retain the discretion to enforce the Guidelines on a case-by-case basis. As of April 28, 2025, the Compensation Committee has waived the requirement for compliance with the Guidelines for one of our directors in recognition of a personal financial planning matter related to the Merger. All other covered persons were in compliance with our Guidelines, which are as follows:

Officer	Ownership Requirement
CEO	6x base salary
President	3x base salary
Other Executive Officers and Select Members of Senior Management	2x base salary
Non-Employee Directors	5x annual Board cash retainer

Individuals may satisfy their ownership requirements with (i) shares owned directly or indirectly (including shares owned by a spouse, a trust or other estate planning vehicle, and shares represented by amounts invested in a retirement account or deferred compensation plan maintained by the Company or an affiliate), (ii) time vested restricted stock, restricted share unit awards ("RSUs") or phantom stock, or (iii) share units held in a non-employee director's deferred compensation plan. Performance share unit awards ("PSUs"), shares pledged as collateral for any reason, unexercised stock appreciation rights and options (whether vested or unvested), and long‐term incentive performance awards that may be settled in cash (whether vested or unvested) do not count towards applicable ownership requirements. Directors who are representatives of significant shareholders may satisfy minimum ownership requirements by reference to their represented entity’s shares.
Shares are valued based on the higher of (i) the closing price on the trading day immediately preceding the date of calculation, and (ii) the average closing price for the three-year period immediately preceding (and ending on the trading date immediately prior to) the date of calculation. A copy of our Share Ownership Guidelines is available on our website at http://www.enstargroup.com/corporate-governance.

Compensation, Discussion and Analysis
This Compensation Discussion and Analysis ("CD&A") provides a summary of our executive compensation philosophy and programs and describes the compensation decisions we have made under these programs and the factors considered in making those decisions. Our executive compensation programs support the Company's growth strategy and are aligned to create long-term shareholder value. This CD&A and the Executive Compensation Tables focus on compensation of our Named Executive Officers ("NEOs") for 2024. Contributions by each of our NEOs in 2024 are described more fully in this CD&A.
On July 29, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Elk Bidco Limited (the “Parent”), an exempted company limited by shares existing under the laws of Bermuda. The Parent is backed by equity commitments from investment vehicles managed or advised by affiliates of Sixth Street Partners, LLC (“Sixth Street”). Pursuant to the Merger Agreement, there will be a series of mergers (collectively, the "Merger") resulting in the Company surviving the Merger as a wholly owned subsidiary of the Parent. The Merger is expected to close in mid-2025. The impact of the Merger on the collective and individual objectives of our NEOs is discussed throughout this CD&A.

Named Executive Officers
Our NEOs for 2024 were as follows:

Name	Title
Dominic Silvester	Chief Executive Officer ("CEO") and co-founder

Matthew Kirk	Chief Financial Officer ("CFO")

David Ni	Chief Strategy Officer ("CSO")

Paul Brockman	Group Chief Commercial Officer ("CCO")

Orla Gregory(1)	Former President
(1)Ms. Gregory resigned from her role as President of the Company and a director on the Board on December 31, 2024.

Objectives of our Executive Compensation Program
Our Compensation Committee is responsible for establishing the philosophy and objectives of our executive compensation program, designing and administering its various elements, and assessing the performance of our executive officers and the effectiveness of our compensation program.
We operate in a competitive and rapidly evolving industry, and we believe that the skill, talent, judgment, and dedication of our executive officers are critical to increasing the long-term value of the Company. Despite the exit of some companies from the legacy market, the acquisition and management of companies and portfolios in run-off continues to be competitive. Attracting, retaining and properly incentivizing key executives and employees in this competitive environment remains a priority for the Board and the Compensation Committee.
We therefore strive to maintain an executive compensation program that will:
▪incentivize performance consistent with clearly defined corporate objectives;
▪align our executives’ long-term interests with those of our shareholders;
▪competitively compensate our executives; and
▪retain and attract qualified executives to drive our long-term success.
We have long identified growing our book value per share and return on equity as our key corporate objectives, and we believe that long-term growth in book value and consistent returns on equity are important measures of our financial performance. Success in delivering on these measures is driven primarily by growth in our net earnings, which is in turn driven in large part by: (i) successfully pricing and completing new run-off transactions; (ii) effectively managing claims to generate run-off liability earnings; (iii) effectively managing our investments to deliver attractive risk-adjusted returns; and (iv) prudently managing our capital.
2024 Financial Metrics
For 2024, we used several financial metrics in our annual and long-term incentive compensation programs, which include: (i) Adjusted Return on Equity ("Adjusted ROE"), (ii) three-year growth in Fully Diluted Book Value per Share ("FDBVPS"), and (iii) three-year average Adjusted ROE. Adjusted ROE and FDBVPS are non-GAAP financial measures that we disclose for investors to use in evaluating the performance of our business. For a complete description of these financial measures and a reconciliation to the related GAAP figure, refer to the section entitled "Non-GAAP Financial Measures" in our 2024 Form 10-K.
Roles of Executive Officers
The Compensation Committee makes compensation determinations for all of our executive officers. As part of the determination process for 2024, Mr. Silvester, our CEO, assessed our overall performance and the individual contribution of each member of the executive leadership team, providing his perspective and commentary to the Compensation Committee. Mr. Silvester also reviewed the prior year’s compensation and made recommendations for salary adjustments and annual incentive awards for each executive officer, taking into consideration each executive's achievement of his or her operational performance objectives. The Compensation Committee meets in executive session without executive officers to evaluate the recommendations, review the performance of all of the executive officers, discuss CEO compensation, and make final compensation decisions.
Ms. Gregory, while serving as our President through December 31, 2024, attended portions of the meetings of our Compensation Committee to provide information relating to our financial results and plans, ongoing performance assessments of our executive officers, human resources strategies and other personnel-related data, and supported Mr. Silvester in preparing recommendations to the Compensation Committee. These responsibilities have transitioned to Mr. Ni, our CSO, following Ms. Gregory's departure from the Company on December 31, 2024.
Results of Shareholder Vote on Compensation and Shareholder Engagement
At last year's annual general meeting held on June 6, 2024, our shareholders approved the compensation of our executive officers with 67% of the total votes cast in favor of the proposal. The Compensation Committee strives for a higher level of shareholder approval. Although we did not conduct our typical shareholder outreach program in early 2025 because the Merger remains pending, we value the feedback we receive from our shareholders and advisory firms and incorporated feedback we received from outreach programs in previous years when designing our compensation program for 2024.
Principal Elements of Executive Compensation

Compensation Elements
Our executive compensation program currently consists of three principal elements: base salaries, annual incentive compensation and long-term incentive ("LTI") compensation. Executives also receive certain other benefits, including those pursuant to their employment agreements. The table below describes the principal elements of our executive compensation as well as the other components of our program, each of which is described in more detail later in this Amendment.

	Element	Description	Key Features
FIXED	Base Salary	Provides the fixed portion of an executive’s compensation that reflects scope of skills, experience and performance.	▪Provides a base component of total compensation ▪Established largely based on scope of responsibilities, market conditions, and individual and Company factors
AT-RISK	Annual Incentive Compensation	Provides "at risk" cash pay that reflects annual Company performance and individual performance.
▪Aligns executive and shareholder interests
▪Rewards performance consistent with financial results and corporate and individual operational performance objectives that are designed to drive the Company's annual business plan and critical business priorities

LTI Compensation

Includes (a) PSUs that "cliff vest" following a three-year performance period subject to the Company's achievement of financial performance metrics, (b) RSUs that are subject to time- and service-based vesting conditions, and (c) for our CEO, the Joint Share Ownership Plan ("JSOP") Award granted in 2020 that "cliff vested" in January 2025 following a five-year performance period subject to the Company's share price growth with a payout level determined by appreciation and the achievement of a financial performance metric.

▪Aligns executive and shareholder interests
▪Drives long-term performance and promotes retention
▪Heavily weighted towards performance-based awards
▪PSUs do not vest unless performance measurements are met
▪PSU vesting occurs within a range of 50-60% to 150-200% depending on the level of achievement
▪JSOP Award vesting required share price hurdle to be met on the vesting date. Additionally, 20% of the value of the award was contingent upon the achievement of a performance condition tied to FDBVPS

BENEFITS AND SEVERANCE	Other Benefits and Perquisites

Reflects the local market and competitive practices such as retirement benefits, and, in the case of our Bermuda headquarters, payroll and social insurance tax contributions. Our CEO's employment agreement also provides benefits related to residing in Bermuda including allowances for housing and certain travel expenses.

▪Provides benefits consistent with certain local market practices in order to remain competitive in the marketplace for industry talent and incentivizing certain expatriates to work primarily from Bermuda
▪Promotes retention of executive leadership team

	Employment Agreements	Provides certain protections for executives and their families in the event of death or long-term disability, termination, or change in control, as well as certain other benefits.
▪Provides Enstar with protections such as restrictive covenants
▪Promotes retention over a multi-year term and a sense of continuity among the leadership team
▪Consistent with competitive conditions and legal requirements in Bermuda

Compensation Allocation Among Elements
While we do not have a pre-established policy or target for the allocation of the components of our program in a given year, the Compensation Committee believes that a meaningful portion of each executive's total compensation should be "at-risk" and performance-based. Performance-based elements include our AIP awards (a "bonus award") and the JSOP and PSU LTI awards. "At-risk" elements include the performance-based elements and RSUs.
Our approach to allocating compensation among elements is split between: (i) long-standing executives (Dominic Silvester and, prior to her departure, Orla Gregory) who historically have had a target bonus award of 145 to 150% of base salary and have been on a once-every-three-year LTI award cycle that began in 2014; and (ii) those who joined the executive team more recently who have target bonus awards of 100 to 150% of base salary and are eligible to receive annual LTI awards with a grant date fair value of 100 to 150% of base salary. From time to time, where a more recently appointed executive has taken on an elevated level of responsibility, or retention risk is identified, an LTI award beyond the annual LTI eligibility may be considered; these often take the form of cliff-vested RSUs. In a year where a long-standing executive is not due for an LTI award, or where a special retention RSU award is made to a more recently appointed executive, the percentage of total compensation allocated to performance-based compensation may be lower, but the Compensation Committee believes the performance-based components remain material, particularly with respect to the long-standing executives. For example, the PSUs within the once-every-three-year LTI awards granted to Ms. Gregory in 2020 failed to vest at the end of 2022, as financial results were below the applicable threshold level of performance.
Role of Compensation Consultants
The Compensation Committee has the authority under its charter to retain compensation consultants and outside legal counsel or other advisors and, before selecting a consultant or advisor, must consider its independence. In 2024, the Compensation Committee directly engaged McLagan, a human capital solutions division of Aon plc ("Aon") for a long-term incentive compensation plan review and executive compensation benchmarking. McLagan's fees for its services during 2024 were $48,038. Aon is the parent company of subsidiaries that provide insurance brokerage-related services to our subsidiaries and affiliates unrelated to the compensation consulting services. Fees for these Aon services were $38,053 for 2024, and constituted a de minimis portion of Aon's 2024 revenue (less than 1%). The Compensation Committee assessed the independence of McLagan in light of applicable SEC and Nasdaq rules and reviewed responses from the consultant addressing factors related to its independence. Following this review, the Compensation Committee concluded that the firm was independent and that their advisory services did not raise any conflicts of interest.
Peer Group
In making compensatory decisions with respect to the 2024 performance year, including assessing whether we were meeting our goal of providing competitive compensation, the Compensation Committee reviewed publicly available executive officer compensation information described in the periodic filings of a group of other publicly traded companies in our industry. During its review of our peer group in 2024, the Compensation Committee determined that it was appropriate to maintain the same peer group for 2025.
The Compensation Committee generally seeks to include in our peer group companies that fall approximately within our size guidelines and include comparable aspects of our business. However, establishing a reliable peer group presents challenges for Enstar because our primary business is acquiring and operating (re)insurance companies and portfolios in run-off, whereas most in our industry focus primarily on writing new (re)insurance business. Run-off is a niche within the insurance industry, fragmented with several privately-held specialist managers, and divisions within significantly larger insurance franchises.
While pay at our peer companies is generally relevant to provide a frame of reference to the Compensation Committee in determining executive compensation, the Compensation Committee reviewed the compensation paid by these companies for informational and overall comparison purposes only. While we sometimes use peer benchmarking as a guide in setting executive compensation, we did not compensate our executives to align with a specific benchmark or target percentile or precise position within our peer group. Instead, we sought only to be generally competitive relative to our peers with the compensation we offer our executives. We take this approach due to the significant business model and operational differences between us and our most similar peers.

The following companies were reviewed to provide an overall backdrop to the Compensation Committee’s decisions:

Arch Capital Group Ltd.	Hanover Insurance Group	Selective Insurance Group
Assured Guaranty Ltd.	Hiscox Ltd.	SiriusPoint Ltd.
AXIS Capital Holdings	Markel Corporation	White Mountains Insurance Group
Essent Group Ltd.	RenaissanceRe Holdings Ltd.	W.R. Berkley
Everest Re Group Ltd.
The peer group selection process focused on three criteria, which was consistent with prior years: (i) industry; (ii) geography (with a significant preference for the use of Bermuda companies); and (iii) size, with reference to: (A) total shareholders’ equity within approximately 0.5 to 2.5 times of our total shareholders’ equity and (B) total assets within approximately 0.5 to 2.5 times of our total assets.
Industry. Given the lack of companies directly comparable to Enstar, we have designed our peer group around companies primarily focused on property and casualty (re)insurance, which are the companies against which we compete for talent. Where possible, we look for aspects of other companies that reflect elements similar to operations or strategies we have.
Geography. Publicly traded Bermuda companies (or publicly traded companies domiciled elsewhere with prominent Bermuda operations) are most relevant because these are the companies against which we generally compete for talent, and the Compensation Committee believes market conditions across other Bermuda-based companies are largely what drives executives’ views as to whether they are compensated competitively. We also include several companies domiciled in the United States and one in the United Kingdom in our peer group for diversification given our subsidiaries' presence in these locations.
Size. Our earnings are derived primarily from Run-Off Liability Earnings and Total Investment Return rather than revenue, making peer comparison on the basis of revenue not a useful metric for us. The Compensation Committee designed our peer group targeting companies with approximately 0.5 to 2.5 times our shareholder equity or total assets (measured using financial data available at the time of consideration). As a balance sheet driven company with a business model that does not generate significant gross written premium or other revenue-like measure, we believe these metrics are the most relevant for the purpose of making a peer size comparison. The Compensation Committee also considers market capitalization in selecting our peer group.

Base Salaries
We set the base salaries of our executive officers based on the scope of the executives’ responsibilities and roles at Enstar, taking into account the Compensation Committee's view of the appropriate level of salary for each individual as compared to the executive's other compensation elements. The Compensation Committee considers a variety of factors in adjusting base salaries, including Company and individual performance, retention, cost of living estimates and competitive market total compensation figures for similar executive officer positions based on publicly available information. Our goal is to provide base salary amounts at levels necessary to achieve our compensation objectives of competitively compensating our executives and retaining and attracting qualified executives who are able to contribute to our long-term success. The market in which we operate is very competitive for highly qualified employees.
Any changes to each NEO's annual base salary in 2024 are summarized below in the section entitled "NEO Compensation Summaries" beginning on page 18.

Annual Incentive Compensation
The 2022-2024 Annual Incentive Compensation Program (the "AIP") provides for the grant of annual bonus compensation (a "bonus award") to our eligible employees, including our executive officers.
For 2024, we maintained our balanced scorecard approach for executive compensation awarded under our AIP. Adopted in 2022, the approach emphasizes selected Company and individual performance objectives to ensure that our executives are incentivized to take actions that support long-term value creation.
The scorecard is made up of three components: a financial component, a corporate component and an individual component. The components are assigned different weightings for different executives, as described below.
2024 Bonus Award Component Weightings
Weightings among the components of each executive's potential bonus award are set forth in the table below.

Executive	Financial Component Weighting	Corporate Component Weighting	Individual Component Weighting

Dominic Silvester	50%	30%	20%
Matthew Kirk	35%	35%	30%
Paul Brockman	35%	35%	30%
David Ni	35%	35%	30%
Orla Gregory	50%	30%	20%
The Compensation Committee placed a relatively greater weighting on the financial component of the potential bonus award for Mr. Silvester and Ms. Gregory, who both served on our Board in 2024, to reflect their greater ability to direct company actions and subsequently influence our financial results, given their roles and our organizational structure. In addition, the Compensation Committee has historically taken the view that Mr. Silvester and Ms. Gregory, given their shareholdings, LTI award structure, tenure on the executive team, and total compensation structure, should experience relatively more exposure to financial performance in their bonus awards than our other executives based on our financial results. However, the Compensation Committee has evolved this view in response to feedback received from shareholders, and for 2024 it increased the weighting of the financial component of the bonus awards from 45% to 50% for our CEO and President and from 20% to 35% for all other executives as part of a stepped approach to increasing the financial component weighting to 50% for all executives in 2025.
The Compensation Committee also applies meaningful weight to the corporate and individual components of bonus awards to incentivize executives to focus on process goals that support the Company's Board-approved long-term strategy, operational performance and other important initiatives that are expected to create long-term value for shareholders and further our acquisitive and opportunistic business model.
2024 Bonus Award Opportunity
For each of the financial, corporate and individual components of our scorecard, the Compensation Committee establishes threshold, target, and maximum bonus award opportunity levels for each executive officer, which are expressed as a percentage of base salary. The award opportunity levels were established consistent with the Compensation Committee's view of the appropriate level of AIP compensation for the executive's role as well as market practice, competitive conditions for similar roles, and the executive's historic level of bonus award opportunities. For 2024, Mr. Ni's threshold award opportunity was increased from 75% to 100% as part of an overall review of his compensation. There were no other changes to individual award opportunity levels from 2023 for our named executive officers.
The table below sets forth each executive's bonus award opportunity, expressed as a percentage of base salary. Actual payouts for performance between threshold, target and maximum are determined by straight-line interpolation.

Executive	Reference Base Salary	Threshold (% of Base Salary)	Target (% of Base Salary)	Maximum (% of Base Salary)

Dominic Silvester	$2,500,000	100%	150%	180%
Matthew Kirk	$650,000	60%	100%	140%
Paul Brockman	$800,000	75%	125%	150%
David Ni	$900,000	100%	150%	175%
Orla Gregory	$1,400,000	75%	145%	175%
Financial Component
The Compensation Committee reviewed the Company's 2024 business plan with the full Board and selected Adjusted ROE as the sole financial metric for the financial component of the executives' bonus awards, consistent with the prior year. The Adjusted ROE metric provides a basis for evaluating our core operational performance across periods. The measure adjusts for items such as net realized and unrealized (gains) losses on fixed maturity investments and funds held directly managed assets, which are impacted by external market factors such as credit spreads and interest rates and deemed less relevant to measuring performance because our long term strategy is to hold most of our fixed maturity securities until the earlier of maturity or the time that they are used to fund any settlement of related liabilities. The measure also removes the impact of the fair value option accounting election and the amortization of fair value adjustments, which comprise non-cash charges that are not reflective of the impact of our claims management strategies on our insurance portfolios.
In setting the Adjusted ROE performance levels for 2024 (shown in the table below), the Compensation Committee established a target level aligned to the Company's business plan forecast. We align annual incentive financial metric performance levels to our annual business plan to ensure executives are incentivized to meet the plan targets without taking on undue risk. The Compensation Committee set target Adjusted ROE levels that were intended to be rigorous and would require strong performance to achieve maximum payout.
The Company's financial results for 2024 resulted in Adjusted ROE achieving slightly above "target." As a result, the overall "Financial Component" multiplier for each executive was between "target" and "maximum." The Company reported Adjusted ROE for 2024 of 12.7%. In assessing achievement of the Adjusted ROE performance metric, however, the Compensation Committee made certain modifications to the reported Adjusted ROE to (i) remove the impact on earnings of the reduction of the deferred tax asset attributable to the Company's deferral of the Bermuda Corporate Income Tax until 2030, (ii) remove the impact of planned share repurchases that the Board suspended due to the Merger, and (iii) remove the impact of unplanned compensation expenses, all of which were separate from management's performance.
The Company's Adjusted ROE performance levels and assessed result for 2024 are set forth in the table below.

Financial Metric	2024 Threshold	2024 Target	2024 Maximum	2024 Financial Result	2024 Assessed Result	Achievement Level
Adjusted ROE(1)	7.5%	12.0%	18.0%	12.7%	14.1%	Above Target
(1)Adjusted ROE is a Non-GAAP financial measure calculated by dividing adjusted operating income (loss) attributable to Enstar ordinary shareholders by adjusted opening Enstar ordinary shareholders’ equity.

Corporate Component
The corporate component aligns to our strategic focus areas and is designed to assess performance against current year objectives that are not necessarily reflected in the Company's annual financial result but are expected to lead to medium to long-term financial returns. The Compensation Committee evaluated the Company's performance against these established objectives to determine the overall "Corporate Executive Performance Rating." Within each objective set forth below, the Compensation Committee has defined specific actions that are each assigned a point value. The entire corporate component is scored based on this point value, with an 80% score corresponding to the "target" award opportunity for each executive bonus and a 60% and 100% score corresponding to "threshold" and "maximum" award opportunities, respectively. The Compensation Committee assigns points values and assess performance with the understanding that an 80% score corresponds to a "target" level of achievement.

The table below sets forth the corporate objective sets that made up the corporate component of the 2024 bonus awards, the progress that was made towards achieving each objective during the year, and the score assigned for each of these objective sets for 2024 by the Compensation Committee. The corporate component was scored at 92.5%, resulting in an "above target" level of achievement.

Corporate Objective Set	Relative Weighting	2024 Achievements	2024 Score (%)
M&A: Quality of New Business Required the acquisition of new insurance business, measured at signing, that meets specified return targets based on both the annual and five year business plans to support our Run-off segment	30%	•Executed nine transactions representing $4.3 billion of reserves that met specified return targets •Entered the insurance-linked securities ("ILS") market, providing innovative capital release solutions to deliver finality to ILS investors	100%
Operational Change: Investment in Scale and Efficiency for the Future Required completion of milestones on major long-term projects relating to data strategy, finance systems improvements, and the implementation of a new governance, risk, and compliance system.	30%	•Finance systems project prioritized with additional resources and two-tier plan for delivery adopted, with further progress required in 2025. •Progressed EU strategy, including corporate development in EU market. •Governance, risk, and compliance system deployed with respect to risk, IT controls, internal controls, and internal audit with planned delivery for compliance on track and expected to remain within budget.	75%
Expenses and Efficiencies Adherence to established expense targets and limits for staffing and benefits, professional services and travel as well as executive engagement in target operating model reviews and assessments for all group functions.	20%	•Favorable variances versus plan with regard to staffing and benefit costs, professional services, and travel. •Target operating model review process completed across all group functions	100%
People: Performance Management Required at least 95% of all staff to complete timely agile performance management milestones throughout 2024, including annual objective setting, manager check-ins, and annual performance reviews.	10%	•All required metrics achieved. •Executive team's sponsorship and efforts to stress importance of these actions drove focus on performance management and manager-employee communications.	100%
Environmental, Social and Governance ("ESG") Required achievement of defined actions related to sustainability reporting and organizational improvements as well as completion of specified training and volunteer program utilization by at least 95% and 25% of staff, respectively.	10%	•List of action items completed at target level of achievement. •Staff training and volunteer program utilization targets exceeded.	100%
Weighted Average Corporate Executive Performance Rating:			92.5%

Individual Component
To determine each executive officer's individual performance objectives in 2024, the Compensation Committee reviewed proposals from the CEO, which were developed with each executive. The proposed objectives took into consideration the Company's annual goals and operational priorities and fit within categories established by the Compensation Committee. Executives had multifaceted objectives that were individually weighted at varying levels based on the importance of each. The Compensation Committee then reviewed each proposal, made certain changes, and established the objectives and relative weightings.
The Compensation Committee reviewed interim self-appraisals to track each executive's progress towards their objectives. Following year-end, each executive submitted a final self-appraisal of his or her performance versus the goals to the Compensation Committee and the CEO. The Compensation Committee reviewed each appraisal with the CEO before making a determination and considered his thoughts and views on overall achievement levels. The CEO does not participate in Compensation Committee discussions about his self-appraisal of his individual achievement. The Compensation Committee considers achievement of "threshold" level to partially meet operational performance expectations, with "target" level corresponding to meeting expectations, and "maximum" level corresponding to exceptional performance.
The Compensation Committee's assessment of each executive's achievements is summarized in the tables included in each named executive officer's individual compensation summary beginning on page 23.

Committee Adjustment Amount
The Committee Adjustment Amount allows for a positive or negative discretionary adjustment of up to 10% on the formulaic bonus outcome described above. Any Committee Adjustment Amount is applied based on the Compensation Committee's judgment of the executive’s overall performance, including for exceptional individual or team achievements. For 2024, the Compensation Committee applied increases to the annual incentive awards for Messrs. Kirk, Ni, and Brockman as described in the individual executive compensation summaries on page 23.
2024 Bonus Award Summary
The formula below sets forth the component parts and levels of achievement applicable to executive officer bonus award for 2024. Detail on the calculation of each named executive officer's bonus is set forth in the individual executive compensation summaries beginning on page 23.

Executive Officer Bonus Summary	50% weighting (CEO and President) OR 35% weighting (remaining NEOs)		30% weighting (CEO and President) OR 35% weighting (remaining NEOs)		20% weighting (CEO and President) OR 30% weighting (remaining NEOs)	Committee Discretion (% adjustment to formula-driven payment)		Total 2024 Bonus Award
	x		x		x
	Target Award Opportunity(1)	+	Target Award Opportunity(1)	+	Target Award Opportunity(1)		=
	x Financial Component Multiplier(2)		x Corporate Component Multiplier(3)		x Individual Component Multiplier
(1)Target Award Opportunity is determined by multiplying each executive's base salary by his or her target award opportunity percentage set forth above under "2024 Bonus Award Opportunity."
(2)The financial component was achieved between target and maximum. Consequently, each executive received an amount pursuant to this component of the bonus award above target, resulting in multipliers above 100%. The financial component multiplier varies by executive as they are each entitled to earn different percentages of their base salary as a bonus depending on the Company’s financial component achievement. Therefore, the same level of financial component achievement translates into slightly different percentages of earned target bonus award opportunity for each executive.
(3)The corporate component was achieved at 92.5%, which is between target and maximum. Consequently, each executive received an amount pursuant to this component of the bonus award above target, resulting in multipliers above 100%. The corporate component multiplier varies by executive as they are each entitled to earn different percentages of their base salary as a bonus depending on the Company’s corporate component achievement. Therefore, the same level of corporate component achievement translates into slightly different percentages of earned target bonus award opportunity for each executive.

Long-Term Incentive Compensation
The Amended and Restated 2016 Equity Incentive Plan (as amended, the "Equity Plan") provides our employees with long-term equity incentive ("LTI") compensation, which we believe furthers our objective of aligning the interests of management and the other plan participants with those of our shareholders. The Equity Plan also contains a Joint Share Ownership Plan sub-plan, which supports the JSOP Award made to our CEO in 2020 that served as his sole LTI award until it vested and was exercised in January 2025.
The Equity Plan is administered by the Compensation Committee. Our Equity Plan awards are designed to link executive compensation directly to the Company's long-term performance through the use of performance stock unit awards ("PSUs"), time-vested restricted stock unit awards ("RSUs"), and the JSOP Award for our CEO. For senior executives, our philosophy is to weight performance-based equity awards more heavily than time-based equity awards, although we consider the combined PSU/RSU awards to be effective in encouraging both long-term financial performance and retention of key talent. LTI plan awards comprise a significant component of an executive's total compensation, which we believe creates alignment with shareholders.
For 2024, PSUs were tied to growth in FDBVPS or average annual Adjusted ROE over three-year performance periods. The JSOP Award granted to our CEO in 2020 was tied to the market price of our ordinary shares and growth in FDBVPS. Descriptions of the equity awards granted to each of our named executive officers under the Equity Plan in 2024 are set forth in the individual executive compensation summaries below.
NEO Compensation Summaries
The summaries set forth below detail the key compensation components and decisions for 2024 for each named executive officer. Annual Compensation Mix, presented in the tables below, includes each executive's base salary, target level of annual incentive achievement, and the grant date fair value of equity awards relevant to 2024. The grant date fair values of equity awards that are granted on a less-than-annual basis are divided by the number of years the award is intended to cover and presented in each year to which it applies including the grant year, as detailed in the footnotes to the tables below. For each executive, the summaries also provide detail on any changes to compensation components, the determination of actual 2024 bonuses, and the settlement of any performance-based equity awards with a performance period ending December 31, 2024.

Dominic Silvester - Chief Executive Officer
2024 Compensation Elements
As shown in the table below, for 2024, the Compensation Committee maintained Mr. Silvester's base salary at $2,500,000 and his annual cash incentive award target at $3,750,000. No new equity awards were granted to Mr. Silvester in 2024. The Compensation Committee did not consider Mr. Silvester eligible for annual LTI awards in 2024 as the JSOP Award that was granted to Mr. Silvester in January 2020 was the sole LTI award for Mr. Silvester until it vested in January 2025. In setting Mr. Silvester's compensation, the Compensation Committee considered his legacy compensation arrangements, performance, and the value to the Company of his continued leadership.

	Type of Compensation / Description	2024 Amounts
Base Salary	Fixed	$2,500,000
Annual Cash Incentive Award (Target)	Performance-Based	$3,750,000
Equity Award (Annualized Grant Date Fair Value)	Performance-Based (Cliff-Vesting PSUs)	$—
	At-Risk (Tranche-Vesting RSUs)	$—
	Performance Based JSOP Award(1)	$5,812,414
Annual Compensation Mix		$12,062,414
(1) The Equity Award amount shown for 2024 is an annualized amount, calculated by dividing the grant date fair value (inclusive of the increase in fair value resulting from the July 2022 amendment) of the JSOP Award by five, representing the number of years it was intended to cover. In January 2025 the JSOP Award vested and was exercised at a market price of $327.00 per share. As the market price exceeded the hurdle price, and the performance condition based on growth in Enstar's FDBVPS was met, 209,490 shares were issued to Mr. Silvester to settle the award (calculated as the market price of $327.00 less $205.89, multiplied by the 565,630 shares comprising the JSOP Award, divided by the market price of $327.00).

2024 Annual Cash Incentive Award
Mr. Silvester earned an annual incentive payment of $4,021,875, or 107% of target, based on the final achievement of the Company's financial performance, corporate objectives, and his achievement against pre-established individual performance goals, as described below.

Bonus Component(1)	Performance Criteria	Component Weighting	Actual Payout as a Percent of Target	Award Payout
Financial Component	Adjusted ROE	50%	107.0%	$2,006,250
Corporate Component	As set out on pg. 20	30%	112.5%	$1,265,625
Individual Component	Individual achievement detailed below	20%	100.0%	$750,000
Discretionary Adjustment	Compensation Committee discretion	—	—	$—
Total		100%	107%	$4,021,875

(1)     The financial and corporate component multipliers vary by executive as they are each entitled to earn different percentages of their base salary as a bonus depending on the Company’s financial and corporate component achievement. Therefore, the same levels of financial and corporate component achievement translates into slightly different percentages of earned target bonus award opportunity for each executive.
The Compensation Committee assessed Mr. Silvester’s individual achievement at target. Mr. Silvester delivered on key business development and strategic priorities during 2024. Of note, the Company entered into the Merger Agreement with Sixth Street, made possible in part by the Company’s franchise strength and market position—attributes largely shaped by Mr. Silvester’s vision and leadership. Although the Merger developed after Mr. Silvester's objectives were established, the transaction had a significant impact on the Company's strategic priorities for the year. Nonetheless, he oversaw the continued execution of the Company's financial and strategic business plan and nine legacy reinsurance transactions totaling $4.3 billion in assumed liabilities during 2024, including several transactions with innovative structures. Mr. Silvester also played a central role in executive succession planning, including the recruitment of a Chief Administration Officer with enterprise change management experience and the development of the Chief Commercial Officer role, widening corporate development opportunities and deepening industry relationships. Additionally, Mr. Silvester sponsored key capital and operational initiatives, including securing an A.M. Best financial strength rating for the Company’s principal run-off consolidation subsidiary and rationalizing the Company's global entity structure to improve efficiency.
Settlement of Performance-Based Equity Awards
No equity awards were settled for Mr. Silvester during 2024. In January 2025, the JSOP Award vested at a market price of $327.00 per share. As the market price exceeded the hurdle price and the performance condition based on growth in Enstar's FDBVPS was met, 209,490 shares were issued to Mr. Silvester (calculated as the market price of $327.00 less $205.89, multiplied by the 565,630 shares comprising the JSOP Award, divided by the market price of $327.00).

Matthew Kirk - Chief Financial Officer
2024 Compensation Elements
As shown in the table below, for 2024, the Compensation Committee set each of Mr. Kirk's base salary and target annual cash incentive award at $650,000. This represents an 18% increase over the same amounts set for Mr. Kirk in 2023, which reflects market conditions and Mr. Kirk's successful progression in the role of CFO since his promotion in March 2023. In setting Mr. Kirk's compensation, the Compensation Committee considered the competitive positioning of his overall compensation as compared to the compensation of similar officers at companies in our peer group and other insurance companies.
Also shown in the table below, Mr. Kirk received grants of PSUs and RSUs under our annual senior management LTI program in in March 2024. This award comprised 70% PSUs and 30% RSUs.

	Type of Compensation / Description	2024 Amounts
Base Salary (from April 1, 2024)	Fixed	$650,000
Annual Cash Incentive Award (Target)	Performance-Based	$650,000
Annual Equity Award (Grant Date Fair Value)	Performance-Based (Cliff-Vesting PSUs)(1)	$568,872
	At-Risk (Tranche-Vesting RSUs)(1)	$243,630
Special Equity Award (Annualized Grant Date Fair Value)	At-Risk (Cliff-Vesting RSUs)(2)	$333,292
Annual Compensation Mix		$2,445,794
(1)     Mr. Kirk was awarded a target amount of 1,882 PSUs and 806 RSUs on March 1, 2024 with the terms and conditions described in the section above entitled "Long-Term Incentive Compensation."
(2)     Special equity awards comprise RSUs that cliff-vest on the third anniversary of the grant date. For Mr. Kirk, the Special Equity Award row includes 3,833 RSUs, granted on March 20, 2022, which vest in a lump sum on March 20, 2025. Amounts shown in the table in respect of this award are annualized by dividing the grant date fair value of the award by three and including such amount in the year of grant and the two subsequent years.

2024 Annual Cash Incentive Award
Mr. Kirk earned an annual incentive payment of $850,000 for 2024, or 131% of target, based on the final achievement of the Company's financial performance, corporate objectives, and his pre-established individual performance goals, as described below.

Bonus Component(1)	Performance Criteria	Component Weighting	Actual Payout as a Percent of Target	Award Payout
Financial Component	Adjusted ROE	35%	114.0%	$259,350
Corporate Component	As set out on pg. 20	35%	125.0%	$284,375
Individual Component	Individual goals detailed below	30%	90.0%	$175,500
Discretionary Adjustment	Compensation Committee discretion	—	—	$130,775
Total		100%	131%	$850,000
(1)     The financial and corporate component multipliers vary by executive as they are each entitled to earn different percentages of their base salary as a bonus depending on the Company’s financial and corporate component achievement. Therefore, the same levels of financial and corporate component achievement translates into slightly different percentages of earned target bonus award opportunity for each executive.
The Compensation Committee assessed Mr. Kirk's individual achievement as having achieved target performance on all individual objectives except one, which was assessed as partially achieved, resulting in an overall individual performance rating of 90% of target for this component. Despite significant internal resource reallocation to support the Merger, Mr. Kirk led several high-impact finance initiatives. He directed the Company's efforts to secure an 'A' Insurer Financial Strength Rating with a stable outlook from S&P for its key Bermuda run-off consolidation subsidiary. Mr. Kirk also accelerated progress on the global finance systems improvement project, recovering from initial delays by implementing a two-tiered delivery plan; the Compensation Committee therefore assessed this objective as partially achieved. Mr. Kirk enhanced the finance function by recruiting a new Financial Controller, restructuring the Group Treasurer role, and expanding the FP&A team to support enhanced management reporting. He also contributed to external engagement efforts by leading investor relations activities in the first half of the year and shifting focus in the second half to support shareholder engagement in connection with the Merger approval process. During 2024, Mr. Kirk identified an opportunity to refinance the Company's outstanding Junior Subordinated Notes due 2040 in advance of the first reset date and positioned the Company to execute a well-timed debt tender and offering in March 2025.
The Compensation Committee applied its discretion to increase Mr. Kirk's formulaic 2024 bonus award by approximately 18%, exceeding the ±10% Committee Adjustment Amount included in the Annual Incentive Program. The Compensation Committee made this adjustment to reward Mr. Kirk's significant contributions during the year in excess of his pre-established objectives, including his successful management of the significant redeployment of resources in connection with the Merger and other matters such as the rationalization of the Company's global legal entity structure.
Settlement of Performance-Based Equity Awards
The table below sets forth the number of ordinary shares that Mr. Kirk earned as a result of the settlement of PSU awards with a performance period that ended on December 31, 2024, which were based on the Company's achievement of Operating Income ROE and FDBVPS.

Financial Metric	Target PSUs Awarded in 2022	Actual Performance as a Percent of Target	PSUs Settled as Ordinary Shares
Operating Income ROE	507	91.7%	464
FDBVPS	506	—%	—
Total	1,013	46%	464

David Ni - Chief Strategy Officer
2024 Compensation Elements
As shown in the table below, for 2024 the Compensation Committee maintained Mr. Ni's base salary at $900,000 and his target annual cash incentive award at $1,350,000. In the role of Chief Strategy Officer, Mr. Ni reports directly to the CEO and has assumed responsibility for executing Company strategic initiatives in addition to leading our M&A function.
Also shown in the table below, Mr. Ni received grants of PSUs and RSUs under our annual senior management LTI program in in March 2024. This award comprised 70% PSUs and 30% RSUs.

	Type of Compensation / Description	2024 Amounts
Base Salary	Fixed	$900,000
Annual Cash Incentive Award (Target)	Performance-Based	$1,350,000
Annual Equity Award (Grant Date Fair Value)	Performance-Based (Cliff-Vesting PSUs)(1)	$944,896
	At-Risk (Tranche-Vesting RSUs)(1)(2)	$405,042
Special Equity Award (Annualized Grant Date Fair Value)	At-Risk (Cliff-Vesting RSUs)(2)(3)	$750,015
Annual Compensation Mix		$4,349,953
(1)     Mr. Ni was awarded a target amount of 3,126 PSUs, and 1,340 RSUs on March 1, 2024 with the terms and conditions described in the section above entitled "Long-Term Incentive Compensation."
(2)     In order to mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code of 1986, Mr. Ni and the Company entered into a Letter Agreement on December 16, 2024 that provided for the immediate vesting of all of Mr. Ni's RSUs that were then outstanding, including the RSUs that were part of Mr. Ni's annual equity award, and the RSUs that were still outstanding in Mr. Ni's special equity award, which is described in footnote 3.
(3)    Special equity awards comprise RSUs that cliff-vest on the third anniversary of the grant date. For Mr. Ni, the Special Equity Award row includes (i) 11,441 RSUs, granted on February 4, 2022, which the Compensation Committee restructured to extend the vesting date from February 4, 2025 to February 4, 2026, and (ii) 4,488 RSUs, granted on March 20, 2023, which were scheduled to vest in a lump sum on February 4, 2026. Amounts shown in the table in respect of these awards are annualized by dividing the grant date fair value of each award by three and including such amount in the year of grant and the two subsequent years, except in the case of the special equity award granted to Mr. Ni on February 4, 2022 that was restructured by the Compensation Committee, which amount is instead annualized by dividing the grant date fair value by four and including such amount in the year of grant and the three subsequent years. As described above in footnote 2, all of these RSUs were subject to accelerated vesting on December 16, 2024 pursuant to the Letter Agreement between Mr. Ni and the Company.

2024 Annual Cash Incentive Award
Mr. Ni earned an annual incentive payment of $1,850,000, or 137% of target, based on the final achievement of the Company's financial performance, corporate objectives, and his pre-established individual performance goals, as described below.

Bonus Component(1)	Performance Criteria	Component Weighting	Actual Payout as a Percent of Target	Award Payout
Financial Component	Adjusted ROE	20%	105.8%	$500,063
Corporate Component	As set out on pg. 20	50%	110.4%	$521,719
Individual Component	Individual goals detailed below	30%	106.7%	$432,000
Discretionary Adjustment	Compensation Committee discretion	—	—	$396,219
Total		100%	137%	$1,850,000
(1)     The financial and corporate component multipliers vary by executive as they are each entitled to earn different percentages of their base salary as a bonus depending on the Company’s financial and corporate component achievement. Therefore, the same levels of financial and corporate component achievement translates into slightly different percentages of earned target bonus award opportunity for each executive.

The Compensation Committee assessed Mr. Ni’s individual achievement as above target, resulting in an overall individual performance rating of 106.7% of target. Throughout 2024, Mr. Ni significantly enhanced the Company's strategic and transactional activity as Chief Strategy Officer. Under his management of M&A strategy, the Company executed nine run-off transactions in 2024, totaling $4.3 billion of acquired liabilities. Of note, the Company structured and executed a complex, tripartite legacy solution with Accredited Surety and Casualty Company, Inc. and Accredited Insurance (Europe) Limited, completed its third deal with the QBE Insurance Group Limited, completed a workers' compensation LPT with SiriusPoint Ltd., signed the industry's largest reported legacy transaction of the year with AXIS Capital Holdings Limited, and delivered transactions in Australia and within Lloyd's, both key markets of interest for Enstar. In addition, Mr. Ni led his team's development of innovative bespoke capital release solutions within the insurance-linked securities space and developed fee income strategies. He also played a key role in maintaining the Company's regulatory relationships and oversaw completion of the subsidiary reorganization of the Company's legacy StarStone business. Mr. Ni was instrumental in supporting the diligence and preparation processes leading to the Merger, and he led efforts by the executive team to guide the Company through transition planning. In addition, he partnered with the CEO on executive succession planning initiatives following the announcement of Ms. Gregory's departure.
The Compensation Committee applied its discretion to increase Mr. Ni's formulaic 2024 bonus award by approximately 27%, exceeding the ±10% Committee Adjustment Amount included in the Annual Incentive Program. The Compensation Committee made this adjustment to reward Mr. Ni's exceptional contributions during the year in excess of his pre-established objectives, including his efforts relating the Merger.
Settlement of Performance-Based Equity Awards
The table below sets forth the number of ordinary shares that Mr. Ni earned as a result of the settlement of PSU awards with a performance period that ended on December 31, 2024, which were based on the Company's achievement of Operating Income ROE and FDBVPS.

Financial Metric	Target PSUs Awarded in 2021	Actual Performance as a Percent of Target	PSUs Settled as Ordinary Shares
Operating Income ROE	731	91.7%	670
FDBVPS	731	—%	—
Total	1462	46%	670

Paul Brockman - Chief Commercial Officer
2024 Compensation Elements
As shown in the table below, for 2024 the Compensation Committee maintained Mr. Brockman's base salary at $800,000 and his target annual cash incentive award at $1,000,000. During 2024, Mr. Brockman was promoted to the role of Group Chief Commercial Officer.
Also shown in the table below, Mr. Brockman received grants of PSUs and RSUs under our annual senior management LTI program in March 2024. This award comprised 70% PSUs and 30% RSUs.

	Type of Compensation / Description	2024 Amounts
Base Salary	Fixed	$800,000
Annual Cash Incentive Award (Target)	Performance-Based	$1,000,000
Annual Equity Award (Grant Date Fair Value)	Performance-Based (Cliff-Vesting PSUs)(1)	$756,280
	At-Risk (Tranche-Vesting RSUs)(1)	$323,731
Special Equity Award (Annualized Grant Date Fair Value)	At-Risk (Cliff-Vesting RSUs)(2)	$499,983
Annual Compensation Mix		$3,379,994
(1)     Mr. Brockman was awarded a target amount of 2,502 PSUs and 1,071 RSUs on March 1, 2024 with the terms and conditions described in the section above entitled "Long-Term Incentive Compensation."

(2)     Special equity awards comprise RSUs that cliff-vest on the third anniversary of the grant date. For Mr. Brockman, the Special Equity Award row includes (i) 8,340 RSUs, granted on July 1, 2021, which the Compensation Committee restructured to extend the vesting date from July 1, 2024 to July 1, 2025, and (ii) 4,488 RSUs, granted on March 20, 2023, which vest in a lump sum on July 1, 2025. Amounts shown in the table in respect of these awards are annualized by dividing the grant date fair value of each award by three and including such amount in the year of grant and the two subsequent years, except in the case of the special equity award granted to Mr. Brockman on July 1, 2021 that was restructured by the Compensation Committee, which amount is instead annualized by dividing the grant date fair value by four and including such amount in the year of grant and the three subsequent years.

2024 Annual Cash Incentive Award
Mr. Brockman earned an annual incentive payment of $1,400,000, or 140% of target, based on the final achievement of the Company's financial performance, corporate objectives, and his pre-established individual performance goals, as described below.

Bonus Component(1)	Performance Criteria	Component Weighting	Actual Payout as a Percent of Target	Award Payout
Financial Component	Adjusted ROE	20%	107.0%	$374,500
Corporate Component	As set out on pg. 20	50%	112.5%	$393,750
Individual Component	Individual goals detailed below	30%	76.0%	$228,000
Discretionary Adjustment	Compensation Committee discretion	—	—	$403,750
Total		100%	140%	$1,400,000
(1)     The financial and corporate component multipliers vary by executive as they are each entitled to earn different percentages of their base salary as a bonus depending on the Company’s financial and corporate component achievement. Therefore, the same levels of financial and corporate component achievement translates into slightly different percentages of earned target bonus award opportunity for each executive.

The Compensation Committee assessed Mr. Brockman's individual achievement as having achieved target performance on most individual objectives, with some assessed as partially achieved, resulting in an overall individual performance rating for this component of 76% of target. This rating reflects Mr. Brockman's adept handling of multiple high-priority responsibilities during 2024, including the transition of a newly hired Group Chief Claims Officer and fulfilling the role of Interim EU CEO during a period of transition. Because the Company's RLE for the year fell short of target due to adverse development within certain of the Company's run-off portfolios, the Compensation Committee assessed Mr. Brockman's achievement of the technical plan objective below target. Mr. Brockman successfully guided effective mitigation actions and maintained focus on pro-active claims handling. Mr. Brockman also advanced key EU operational and governance initiatives. He implemented improved oversight processes and completed a successful reorganization of the Company's EU executive structure. Additionally, he championed a risk review of the Company’s governance, resulting in more efficient governance operations for the region. Mr. Brockman also drove progress on key management information reporting initiatives, resulting in enhanced portfolio analytics within the Company's Run-off segment.
The Compensation Committee exercised its discretion to increase Mr. Brockman’s formulaic 2024 annual incentive award by approximately 41%, exceeding the ±10% Committee Adjustment Amount included in the Annual Incentive Program. This adjustment reflects the Compensation Committee’s recognition of Mr. Brockman’s exceptional performance following his promotion to Chief Commercial Officer. In particular, the Compensation Committee considered his leadership in advancing the Company’s corporate development strategy, his pivotal contributions to the successful resolution of a significant multi-year reinsurance matter, and his active support of the due diligence process related to the proposed Merger.
Settlement of Performance-Based Equity Awards

The table below sets forth the number of ordinary shares that Mr. Brockman earned as a result of the settlement of PSU awards with a performance period that ended on December 31, 2024, which were based on the Company's achievement of Operating Income ROE and FDBVPS.

Financial Metric	Target PSUs Awarded in 2022	Actual Performance as a Percent of Target	PSUs Settled as Ordinary Shares
Operating Income ROE	939	91.7%	861
FDBVPS	939	—%	—
Total	1,878	46%	861
Orla Gregory - Former President
2024 Compensation Elements
As shown in the table below, for 2024 the Compensation Committee maintained Ms. Gregory's base salary at $1,400,000 and her target annual cash incentive award at $2,030,000. Ms. Gregory served as President of the Company through December 31, 2024. Pursuant to the terms of the Transition Agreement between Ms. Gregory and the Company, she forfeited all of her outstanding unvested equity awards in exchange for a payment of $17,000,000. In addition, she remained eligible to receive a bonus award for 2024.

	Type of Compensation / Description	2024 Amounts
Base Salary	Fixed	$1,400,000
Annual Cash Incentive Award (Target)	Performance-Based	$2,030,000
Equity Award (Annualized Grant Date Fair Value)	Performance-Based (Cliff-Vesting PSUs)(1)(2)	$3,000,002
	At-Risk (Tranche-Vesting RSUs)(1)(2)	$1,000,001
Annual Compensation Mix		$7,430,003
(1)     The amounts shown for Ms. Gregory's equity award in 2024 are annualized amounts that represent the grant date fair value of 40,395 PSUs and 13,465 RSUs granted on March 1, 2023, as shown for Ms. Gregory's 2023 amount. These awards were granted with the terms and conditions described in the section above entitled "Long-Term Incentive Compensation."
(2)     Ms. Gregory resigned from the position of President as of December 31, 2024. Pursuant to the terms of the Transition Agreement between Ms. Gregory and the Company, Ms. Gregory forfeited (a) 8,977 RSUs that were scheduled to vest in two approximately equal annual installments beginning on March 20, 2025; (b) 20,197 PSUs (target level) that were scheduled to cliff vest following a three-year performance period that began on January 1, 2023 subject to the Company's achievement of certain levels of growth in FDBVPS; and (c) 20,198 PSUs (target level) that were scheduled to cliff vest following a three-year performance period that began on January 1, 2023 subject to the Company's achievement of certain levels of Adjusted ROE, in exchange for a payment of $17,000,000.

2024 Annual Cash Incentive Award
Ms. Gregory earned an annual incentive award of $2,010,050, or 99% of target, based on the final achievement of the Company's financial performance, corporate objectives, and her pre-established individual performance goals, as described below.

Bonus Component(1)	Performance Criteria	Component Weighting	Actual Payout as a Percent of Target	Award Payout
Financial Component	Adjusted ROE	50%	107.2%	$1,088,500
Corporate Component	As set out on pg. 20	30%	112.9%	$687,750
Individual Component	Individual goals detailed below	20%	57.6%	$233,800
Plan Discretion	No discretion applied	—	—	$—
Total		100%	99%	$2,010,050
(1)     The financial and corporate component multipliers vary by executive as they are each entitled to earn different percentages of their base salary as a bonus depending on the Company’s financial and corporate component achievement. Therefore, the same levels of financial and corporate component achievement translates into slightly different percentages of earned target bonus award opportunity for each executive.

The Compensation Committee assessed Ms. Gregory's objectives as partially achieved, resulting in a payout for this component of 57.6% of target. This rating primarily reflects the shift in Ms. Gregory's objectives following the announcement of her departure to a transition-oriented role.
Ms. Gregory oversaw a seamless transition of her responsibilities, supported the executive leadership team, and made significant contributions to organizational effectiveness and leadership development. Additionally, she coordinated enhancements to management information reporting in collaboration with FP&A, aligning key performance indicators with broader business needs. Ms. Gregory also oversaw the restructuring of Operations leadership, freeing capacity to focus on critical Group operational change projects in Finance and IT. She led a key initiative to develop the Company’s Internal Audit capability, partnering with the newly hired Chief Audit Executive on an updated target operating model.
Settlement of Performance-Based Equity Awards
Ms. Gregory did not receive a performance-based equity award in 2022, and therefore no PSUs were settled for her following the performance period that ended on December 31, 2024. In connection with her departure, Ms. Gregory forfeited all outstanding unvested equity awards pursuant to the terms of the Transition Agreement.

Executive Employment Agreements
Employment contracts are required in certain jurisdictions in which our executive officers are based. The Board also sees the value in entering into employment contracts for key executives in order to obtain restrictive covenants for non-competition, non-solicitation and confidentiality, and to promote a sense of security and cohesiveness among the leadership team. As such, we have entered into employment agreements with each of our executive officers. See "Executive Compensation Tables - Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards Table - Employment Agreements with Executive Officers" below for a summary of the material terms of the employment agreements currently in effect.
Other Benefits and Perquisites
We provide certain additional benefits in furtherance of our objective of retaining and attracting key talent and pursuant to contractual provisions. In 2024, our executive officers participated in the same group insurance and employee benefit plans, including long-term disability insurance, life insurance, and medical and dental benefits on the same basis as our other salaried employees. We pay the employee’s share of Bermudian government payroll and social insurance taxes for all of our Bermuda employees, including our executive officers based in Bermuda, which we believe is common practice at other Bermuda-based public companies. Our Bermuda-based executive officers also receive a payment in lieu of a retirement benefit contribution, as described below in "Executive Compensation Table - Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table - Retirement and Other Benefits." Our U.S.-based executive officers participate in our U.S. 401(k) plan, which has matching contributions. Mr. Silvester's employment agreement provides for certain additional benefits such as expense reimbursements for non-plan medical and dental items, reimbursement for Bermuda-to-U.K. personal commercial travel, and a housing benefit in Bermuda.
The Company's policy permits our executive officers to use private aircraft travel in limited circumstances where it provides work efficiency and scheduling advantages. If a trip or portion of a trip for a business purpose includes elements or routing for the executive's convenience, the trip can proceed if within policy limits or subject to the Chairman of the Board's approval. Any incremental cost to the Company associated with such personal use is reported in the Summary Compensation Table. During 2024, the CEO’s immediate family members accompanied him on certain business flights at no incremental cost to the Company. The Company's policy has an aggregate limit of all private aircraft travel of $500,000 and a sub-limit of $150,000 for Company-funded other acceptable use by the CEO. Any Company-funded other acceptable use would be reported in the Summary Compensation Table, although there was none in 2024.
Accounting Treatment of Compensation
We account for equity compensation paid to our employees based on the US generally accepted accounting practice guidance of the Share-Based Payment topic of the Financial Accounting Standards Board Accounting Standards Codification, which requires us to estimate the fair value of awards at grant date and record the equity compensation expense ratably over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred, which is also over the service period.

Compensation Risk Assessment
As part of our risk management practices, the Compensation Committee reviews and considers risk implications of and incentives created by our executive compensation program and our compensation policies and practices for the Company as a whole. At the Compensation Committee’s direction, our Group Chief Risk Officer and Group General Counsel annually conduct a risk assessment of our compensation policies and practices for executives and all employees, which is discussed and reviewed by the Compensation Committee. The review analyzes compensation governance processes, situations where compensation programs may have the potential to raise material risks to the Company, internal controls that mitigate the risk of incentive compensation having an adverse effect, and program elements that further mitigate these risks. Through this review, the Compensation Committee has concluded that our compensation program does not create risks that are reasonably likely to have a material adverse effect on us.
Human Resources and Compensation Committee Report
The Human Resources and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management. Based on its review and discussions, the Human Resources and Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.
Human Resources and Compensation Committee
B. Frederick Becker (Chair)
Robert J. Campbell
Hans-Peter Gerhardt

Executive Compensation Tables
Summary Compensation Table
The following table sets forth compensation earned in the years presented by our CEO, CFO, CSO, CCO, and former President. These individuals are referred to in this Amendment as the "executive officers" or the "named executive officers."

Name & Principal Position	Year	Salary(1)	Bonus	Stock Awards(2)	Option Awards(3)	Non-Equity Plan Incentive Compensation(4)	All Other Compensation	Total

Dominic Silvester(5)	2024	$2,500,000	$—	$—	$—	$4,021,875	$1,236,387	$7,758,262
Chief Executive Officer	2023	$2,500,000	$—	$—	$—	$3,821,959	$1,170,367	$7,492,326
	2022	$2,500,000	$—	$—	$15,413,418	$2,101,563	$926,210	$20,941,190

Matthew Kirk(6)	2024	$623,077	$130,775	$812,502	$—	$719,225	$15,558	$2,301,136
Chief Financial Officer	2023	$515,000	$—	$419,978	$—	$551,070	$16,754	$1,502,802

David Ni(7)	2024	$900,000	$250,841	$1,349,938	$—	$1,599,159	$20,700	$4,120,638
Chief Strategy Officer	2023	$846,154	$—	$1,699,964	$—	$1,357,845	$19,800	$3,923,762
	2022	$700,000	$—	$3,544,996	$—	$933,556	$18,300	$5,196,852

Paul Brockman(8)	2024	$800,000	$304,125	$1,080,011	$—	$1,095,875	$20,700	$3,300,711
Group Chief Commercial Officer	2023	$778,462	$—	$1,720,016	$—	$1,041,670	$19,800	$3,559,948
	2022	$714,615	$—	$699,887	$—	$739,736	$18,300	$2,172,539

Orla Gregory(9)	2024	$1,400,000	$—	$—	$—	$2,010,050	$17,576,760	$20,986,810
Former President	2023	$1,350,000	$—	$12,000,008	$—	$2,042,297	$353,316	$15,745,621
	2022	$1,200,000	$—	$—	$—	$982,950	$296,711	$2,479,661

(1)All base salary amounts are presented in United States Dollars ("USD").
(2)The amounts shown in the Stock Awards column represent the aggregate grant date fair value of RSUs and PSUs granted to our executive officers in the applicable fiscal year, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions made in the valuation of stock awards are discussed in Note 22 - Share-Based Compensation and Pensions to our consolidated financial statements in the 2024 Form 10-K. Amounts reported in the table in respect of PSUs granted in 2024 reflect a "target" level of performance, and the grant date fair value of such awards was as follows: Matthew Kirk - $568,872; David Ni - $944,896; and Paul Brockman - $756,280. If the maximum level of performance were to be achieved, then the number of shares that would be received in respect of such 2024 PSUs would be 200% of the number of PSUs granted, and the grant date value of such awards would have been as follows: Matthew Kirk - $1,137,744; David Ni - $1,889,792; and Paul Brockman - $1,512,559. Whether the recipients of PSUs ultimately receive any shares in respect of PSU awards depends on whether Enstar achieves certain levels of growth in FDBVPS and Operating Income ROE, as set forth in each award agreement.
(3)The amount shown in the Option Awards column relate to a grant to Mr. Silvester of a Joint Share Ownership Interest in 565,630 ordinary shares (the "JSOP Award") under our Joint Share Ownership Plan, a sub-plan of our Amended and Restated 2016 Equity Incentive Plan. The grant date fair value of the Joint Share Ownership Interest is computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures, using a Monte Carlo valuation model. Under the terms of a joint share ownership agreement between Enstar, Mr. Silvester and the trustee (the "Trustee") of the Enstar Group Limited Employee Benefit Trust (the "Trust"), Mr. Silvester held a shared ownership interest with the Trustee in the ordinary shares underlying the award, subject to certain vesting and other conditions. The amount shown in the Option Awards column for the year ended December 31, 2022 represents the incremental grant date fair value, computed in accordance with FASB ASC Topic 718 excluding the effect of estimated forfeitures, using a Monte Carlo valuation model, of Mr. Silvester's Joint Share Ownership Interest on July 1, 2022 (the date the joint share ownership agreement was amended).
(4)The amounts shown in the Non-Equity Plan Incentive Compensation column reflect the actual performance-based annual incentive bonuses paid to each named executive officer for the applicable year pursuant to the Annual Incentive Compensation Program (the "AIP"). The bonuses paid pursuant to the AIP are described above in "Compensation Discussion and Analysis - Annual Incentive Compensation.”
(5)Mr. Silvester's cash compensation for 2024 was determined in USD. Amounts paid to Mr. Silvester following his relocation from Bermuda to the United Kingdom on April 6, 2024 were converted from USD to GBP at the then-prevailing exchange rate on the relevant payroll date. All Other Compensation for 2024 represents: (A) cash contributions on the same terms provided to all employees in the same region as follows: (i) retirement benefit contribution ($250,000) and (ii) Bermudian payroll and social insurance tax ($17,638); (B) contractual benefits as follows: (i) Company-maintained apartment ($256,602) and (ii) commercial air travel for Mr. Silvester and his spouse ($213,679); and (C) other personal benefits as follows: (i) reimbursement of medical expenses ($201,772), (ii) reimbursement of professional advisory fees relating to compensation matters arising in connection with the Merger ($221,991), (iii) reimbursement of home office expenses ($74,705), and (iv) accompaniment of immediate family members on certain permitted business private flights at no incremental cost to the Company.
(6)All Other Compensation for 2024 represents a Company matching contribution under our 401(k) plan ($15,558). This Company matching contribution under our 401(k) plan is offered to all of our U.S.-based employees. Mr. Kirk was not a named executive officer in 2022; as such, only his compensation for 2024 and 2023 is reported.
(7)All Other Compensation for 2024 represents a Company matching contribution under our 401(k) plan ($20,700). This Company matching contribution under our 401(k) plan is offered to all of our U.S.-based employees.
(8)All Other Compensation for 2024 represents a Company matching contribution under our 401(k) plan ($20,700). This Company matching contribution under our 401(k) plan is offered to all of our U.S.-based employees.
(9)Ms. Gregory resigned as President of the Company effective December 31, 2024. All Other Compensation for 2024 represents: (i) a payment in the amount of $17,000,000 in respect of her unvested Restricted Stock Units and Performance Stock Units; (ii) a cash payment in respect of retirement benefit contribution ($140,000) and (iii) payment of Ms. Gregory’s share of Bermudian payroll and social insurance tax ($218,380). Both the retirement benefit contribution and the payroll and social insurance tax payment are payments we provide to all of our Bermuda-based employees.

Grants of Plan-Based Awards in 2024

Name	Award Type	Approval Date	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3)	Grant Date Fair Value of Stock and Option Awards(4)

				Threshold	Target	Maximum	Threshold	Target	Maximum
Dominic Silvester	AIP	n/a	n/a	$2,250,000	$3,750,000	$4,950,000

Matthew Kirk	AIP	n/a	n/a	$351,000	$942,500	$1,251,250
	PSUs		3/20/2024				471	941	1,882		$284,436
	PSUs		3/20/2024				471	941	1,882		$284,436
	RSUs		3/20/2024							806	$243,630

David Ni	AIP	n/a	n/a	$810,000	$1,350,000	$1,732,500
	PSUs		3/20/2024				782	1,563	3,126		$472,448
	PSUs		3/20/2024				782	1,563	3,126		$472,448
	RSUs		3/20/2024							1,340	$405,042

Paul Brockman	AIP	n/a	n/a	$540,000	$1,000,000	$1,320,000
	PSUs		3/20/2024				626	1,251	2,502		$378,140
	PSUs		3/20/2024				626	1,251	2,502		$378,140
	RSUs		3/20/2024							1,071	$323,731

Orla Gregory	AIP	n/a	n/a	$945,000	$2,030,000	$2,695,000

(1)The amounts reported in these columns represent estimated possible payouts of performance-based annual incentive cash bonuses under the Annual Incentive Compensation Program in respect of 2024, assuming threshold achievement, target achievement and maximum achievement of the applicable performance metrics and assuming full negative and positive exercise of the Committee Adjustment Amount for threshold and maximum awards, respectively. The Committee Adjustment Amount is described in detail in "Compensation Discussion and Analysis - Annual Incentive Compensation - Committee Adjustment Amount." The actual amounts paid to our named executive officers in respect of 2024 are included in the Summary Compensation Table in the "Non-Equity Incentive Plan Compensation" column.
(2)The amounts reported in these columns represent grants pursuant to the Equity Plan during 2024 of PSUs that cliff vest following a three-year performance period, subject to the Company's achievement of certain levels of growth in FDBVPS or Operating Income ROE. Failure by the Company to attain at least a threshold level of financial performance during the performance period in respect of an award would result in zero vesting of PSUs under such award.
(3)The amounts reported in this column represent grants pursuant to the Equity Plan during 2024 of time-vested RSUs. RSUs granted during 2024 vest in three approximately equal annual installments beginning one year from the grant date. In order to mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code of 1986, Mr. Ni and the Company entered into a Letter Agreement on December 16, 2024 that provided for the immediate vesting of all of Mr. Ni's outstanding RSUs, including the 1,340 RSUs reflected in the table above that were originally scheduled to vest in three approximately equal annual installments beginning on March 20, 2025.
(4)The amounts reported in this column represent the grant date fair value of awards granted to our named executive officers in 2024, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements with Named Executive Officers
We have employment agreements with all of our named executive officers.
On July 1, 2022, we entered into an amended and restated employment agreement with Mr. Silvester to effect certain changes in connection with the extension of the term of the JSOP Award to 2025. Mr. Silvester's amended and restated employment agreement provides for an annual base salary of $2,500,000. In addition, Mr. Silvester's employment agreement provides for certain benefits including a monthly housing allowance of $20,000 and others described in "Compensation Discussion and Analysis - Other Benefits and Perquisites" above. Mr. Silvester's amended and restated employment agreement provided for a term expiring on January 31, 2025. Pursuant to the terms of a letter agreement dated November 19, 2024 between Mr. Silvester and the Company, the term of Mr. Silvester's employment was extended until the earlier of (a) immediately following the closing of the Merger between Enstar and Parent pursuant to the Merger Agreement and (b) June 30, 2026. Neither Mr. Silvester's employment agreement nor the letter agreement contains an automatic renewal clause.

On March 21, 2023, Mr. Kirk entered into an amended employment agreement in connection with his appointment to the position of Chief Financial Officer. Mr. Kirk's employment agreement continues for an indefinite term until terminated in accordance with its terms.
Mr. Ni's employment agreement was entered into on February 4, 2022 and continues for an indefinite term until terminated in accordance with its terms.
Mr. Brockman's employment agreement was entered into on January 8, 2018 and was most recently amended during 2024 on April 4, 2024 and October 29, 2024 in connection with his temporary service during the year as Interim CEO of Enstar (EU) Limited and his promotion to the role of Chief Commercial Officer. Mr. Brockman's employment agreement, as amended, provides for an annual base salary of $800,000 and continues for an indefinite term until terminated in accordance with its terms.
Additional material terms of each of the employment agreements are described below in the section entitled "Potential Payments upon Termination or Change in Control." The employment agreements also provide for certain benefits and certain restrictive covenants.
Transition Agreement Terms for Orla Gregory
On July 29, 2024, we entered into a Transition Agreement (the "Transition Agreement") with Ms. Gregory in connection with her anticipated departure from the Company. The Transition Agreement provided that Ms. Gregory's employment with the Company would continue until the earlier of (a) December 31, 2024 or (b) the day immediately prior to the closing of the Merger between Enstar and Parent pursuant to the Merger Agreement. The Transition Agreement also provided that Ms. Gregory would (i) continue to receive her base salary at her current annual rate of $1,400,000 through the end of her employment with the Company, (ii) be eligible to receive an annual bonus for the Company's fiscal year 2024, (iii) receive continued participation on the Bermuda employment benefit programs through the end of her employment, (iv) receive a payment in the amount of $17,000,000 in respect of her unvested Restricted Stock Units and Performance Stock Units and (v) continue to receive medical and dental coverage throughout retirement with no termination date, subject to eligibility under the program rules. Pursuant to the terms of the Transition Agreement, Ms. Gregory departed the Company on December 31, 2024.
Incentive Awards
Awards granted under our Annual Incentive Compensation Program and our Equity Plan are described in "Compensation Discussion and Analysis - Annual Incentive Compensation" and "Long-Term Incentive Compensation," respectively.
Retirement and Other Benefits
We maintain retirement plans and programs for our employees in Bermuda, Australia, the United Kingdom, Europe, and the United States. On an annual basis, our employees and executive officers in Bermuda receive an amount equal to 10% of their base salaries in respect of a retirement benefit contribution. Our employees and executive officers in the United States receive a Company matching contribution under our 401(k) plan of up to 6% of base salary, subject to IRS maximums. The amounts paid to each of our executive officers in respect of these retirement benefits are included in the amounts shown in the "All Other Compensation" column of the Summary Compensation Table above. Amounts for other benefits included in the "All Other Compensation" column of the Summary Compensation Table are described in "Compensation Discussion and Analysis - Other Benefits and Perquisites."

Outstanding Equity Awards at 2024 Fiscal Year-End
The following table sets forth information regarding all outstanding equity awards held by the executive officers at December 31, 2024.

	Option Awards					Stock Awards(1)
Name	Number of Securities Underlying Unexercised Options Exercisable		Option Exercise Price	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Dominic Silvester	565,630	(2)	$315.53	4/21/2025	(2)	—		$—	—		$—
Matthew Kirk	—		$—	—		5,627	(3)	$1,812,175	6,402	(4)	$2,061,764
David Ni(5)	—		$—	—		670	(6)	$215,774	10,650	(7)	$3,429,833
Paul Brockman	—		$—	—		15,676	(8)	$5,048,456	9,528	(9)	$3,068,492
Orla Gregory(10)	—		$—	—		—		$—	—		$—
(1)Market value of stock awards based on $322.05 per share, the closing price of our ordinary shares on December 31, 2024.
(2)Represents Mr. Silvester's Joint Share Ownership Interest in 565,630 ordinary shares relating to the JSOP Award granted to him under our Joint Share Ownership Plan (the "JSOP Agreement"), a sub-plan of our Equity Plan. Under the terms of a joint share ownership agreement between Enstar, Mr. Silvester and the Trustee, as amended on July 1, 2022. Mr. Silvester held a shared ownership interest with the Trustee in the ordinary shares underlying the award, subject to certain vesting and other conditions (the "Executive Interest"). Except in certain instances of change of control, as defined in the joint share ownership agreement, or the lapse of his interest, 20% of Mr. Silvester's interest was scheduled to vest on that date only if the growth of Enstar's FDBVPS between January 1, 2020 and December 31, 2024 met or exceeded a compound annual growth rate of 10%. For a period of three months beginning on the vesting date, Mr. Silvester could realize the value, if any, of the Executive Interest. Upon expiration of the three-month period, the value, if any, of the Executive Interest would be realized automatically. Where the market prices of an ordinary share on both the vesting date and the date on which the value of Mr. Silvester's interest was realized were equal to or greater than $315.53, Mr. Silvester was entitled to 100% of any value in the ordinary shares held by the Trust above $205.89 per share. In January 2025, the JSOP Award vested at a market price of $327.00 per share. As the market price exceeded the hurdle price and the performance condition based on growth in FDBVPS was met, 209,490 shares were issued to Mr. Silvester (calculated as the market price of $327.00 less $205.89, multiplied by the 565,630 shares comprising the JSOP Award, divided by the market price of $327.00). The remaining 356,140 shares held by the Trustee were cancelled in connection with the vesting of the JSOP Award.
(3)Reflects (a) 464 PSUs that cliff vested on March 1, 2025 following a three-year performance period that ended on December 31, 2024 upon the Company's achievement of certain levels of Operating Income ROE; (b) 4,436 RSUs that vested on March 20, 2025; (c) 189 RSUs scheduled to vest on March 20, 2026; and (d) 538 RSUs scheduled to vest in two approximately equal annual installments beginning on March 20, 2026. In addition, on March 1, 2022, the Compensation Committee awarded Mr. Kirk 506 PSUs (target level) that were scheduled to vest following a performance period that ended on December 31, 2024 only if and to the extent the Company achieved certain levels of growth in FDBVPS during such period. The performance objectives relating to book value per share did not meet threshold, and no PSUs vested in respect of that portion of the award.
(4)Reflects (a) 1,318 PSUs (200% of target) that cliff vest following a three-year performance period that began on January 1, 2023 subject to the Company's achievement of certain levels of growth in FDBVPS; (b) 1,320 PSUs (200% of target) that cliff vest following a three-year performance period that began on January 1, 2023 subject to the Company's achievement of certain levels of Adjusted ROE; (c) 1,882 PSUs (200% of target) that cliff vest following a three-year performance period that began on January 1, 2024 subject to the Company's achievement of certain levels of growth in FDBVPS; and (d) 1,882 PSUs (200% of target) that cliff vest following a three-year performance period that began on January 1, 2024 subject to the Company's achievement of certain levels of Adjusted ROE.
(5)In order to mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code of 1986, Mr. Ni and the Company entered into a Letter Agreement on December 16, 2024 that provided for the immediate vesting of RSUs that were scheduled to vest as follows: (a) 209 RSUs scheduled to vest on March 20, 2025; (b) 629 RSUs scheduled to vest in two approximately equal annual installments beginning on March 20, 2025; (c) 1,340 RSUs scheduled to vest in three approximately equal annual installments beginning on March 20, 2025; and (d) 15,929 RSUs scheduled to vest on February 4, 2026.
(6)Reflects 670 PSUs that cliff vested on March 1, 2025 following a three-year performance period that ended on December 31, 2024 upon the Company's achievement of certain levels of Operating Income ROE. In addition, on March 1, 2022, the Compensation Committee awarded Mr. Ni 731 PSUs (target level) that were scheduled to vest following a performance period that ended on December 31, 2024 only if and to the extent the Company achieved certain levels of growth in FDBVPS during such period. The performance objectives relating to book value per share did not meet threshold, and no PSUs vested in respect of that portion of the award.
(7)Reflects (a) 2,198 PSUs (200% of target) that cliff vest following a three-year performance period that began on January 1, 2023 subject to the Company's achievement of certain levels of growth in FDBVPS; (b) 2,200 PSUs (200% of target) that cliff vest following a three-year performance period that began on January 1, 2023 subject to the Company's achievement of certain levels of Adjusted ROE; (c) 3,126 PSUs (200% of target) that cliff vest following a three-year performance period that began on January 1, 2024 subject to the Company's achievement of certain levels of growth in FDBVPS; and (d) 3,126 PSUs (200% of target) that cliff vest following a three-year performance period that began on January 1, 2024 subject to the Company's achievement of certain levels of Adjusted ROE.
(8)Reflects (a) 861 PSUs that cliff vested on March 1, 2025 following a three-year performance period that ended on December 31, 2024 upon the Company's achievement of certain levels of Operating Income ROE; (b) 949 RSUs that vested on March 20, 2025; (c) 324 RSUs scheduled to vest on March 20, 2026; (d) 714 RSUs scheduled to vest in two approximately equal annual installments beginning on March 20, 2026; and (e) 12,828 RSUs scheduled to vest on July 1, 2025. In addition, on March 1, 2021, the Compensation Committee awarded Mr. Brockman 939 PSUs (target level) that were scheduled to vest following a performance period that ended on December 31, 2024 only if and to the extent the Company achieved certain levels of growth in FDBVPS during such period. The performance objectives relating to FDBVPS did not meet threshold, and no PSUs vested in respect of that portion of the award.
(9)Reflects (a) 2,262 PSUs (200% of target) that cliff vest following a three-year performance period that began on January 1, 2023 subject to the Company's achievement of certain levels of growth in FDBVPS; (b) 2,262 PSUs (200% of target) that cliff vest following a three-year performance period that began on January 1, 2023 subject to the Company's achievement of certain levels of Adjusted ROE; (c) 2,502 PSUs (200% of target) that cliff vest following a three-year performance period that began on January 1, 2024 subject to the Company's achievement of certain levels of growth in FDBVPS; and (d) 2,502 PSUs (200% of target) that cliff vest following a three-year performance period that began on January 1, 2024 subject to the Company's achievement of certain levels of Adjusted ROE.
(10)Ms. Gregory resigned as President of the Company effective December 31, 2024. Pursuant to the terms of the Transition Agreement between Ms. Gregory and the Company, Ms. Gregory forfeited (a) 8,977 RSUs that were scheduled to vest in two approximately equal annual installments beginning on March 20, 2025; (b) 20,197 PSUs (target level) that were scheduled to cliff vest following a three-year performance period that began on January 1, 2023 subject to the Company's achievement of certain levels of growth in FDBVPS; and (c) 20,198 PSUs (target level) that cliff vest following a three-year performance period that began on January 1, 2023 subject to the Company's achievement of certain levels of Adjusted ROE, in exchange for a payment of $17,000,000.

Option Exercises and Stock Vested During 2024 Fiscal Year
The following table sets forth information regarding the vesting of restricted shares held by the executive officers during the 2024 fiscal year.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Dominic Silvester	—	$—	—	$—
Matthew Kirk	—	$—	2,580	$797,789
David Ni(2)	—	$—	19,100	$6,166,805
Paul Brockman	—	$—	1,278	$324,023
Orla Gregory	—	$—	4,488	$1,356,588
(1)Amount is the number of shares of stock acquired upon vesting of PSU and RSU awards multiplied by the closing market price of our ordinary shares on the vesting date (or the preceding trading day if the vesting date was not a trading day).
(2)In order to mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code of 1986, Mr. Ni and the Company entered into a Letter Agreement on December 16, 2024 that provided for the immediate vesting of all of Mr. Ni's RSUs that were then outstanding,

Potential Payments Upon Termination or Change in Control
This section describes payments that would be made to our executive officers following termination of employment or upon a change in control of the Company. In the first part of this section, we describe benefits under employment agreements and general plans that apply to any executive officer participating in those plans. We then provide estimated amounts of benefits assuming the occurrence of certain hypothetical termination events as of December 31, 2024.
Employment Agreement for our Chief Executive Officer
The descriptions below set forth the material terms of the amended and restated employment agreement with our CEO, dated as of July 1, 2022 (the "CEO Employment Agreement").
Termination for "Cause" or Voluntary Termination without "Good Reason." If we terminate Mr. Silvester's employment for "cause," or if Mr. Silvester voluntarily resigns without "good reason," we will not be obligated to make any payments to him other than amounts that have been fully earned by, but not yet paid to, Mr. Silvester.
Change in Control. If a change of control of the Company occurs during the term of the CEO Employment Agreement, Mr. Silvester would be entitled to: (i) a lump sum amount equal to $7,500,000 (three times his annual base salary); and (ii) immediate vesting and exercisability of each outstanding equity incentive award (other than an award subject to the Joint Share Ownership Plan Agreement, as amended (the "JSOP Agreement")) granted to Mr. Silvester before, on or within three years after July 1, 2022. In addition, if his Executive Interest under the JSOP Agreement vests upon such change in control, he would also be entitled to a lump sum amount (such amount, the "COC JSOP Amount") calculated as follows: (a) if the change in control occurred prior to January 19, 2023, (x) $34 million less any amount realized by him in respect of the Executive Interest, if the Hurdle (defined in the JSOP Agreement as the closing price of a common share of the Company on January 17, 2020 multiplied by the compound annual growth rate for the period from, and including, January 21, 2020 to the earlier of certain dates as prescribed in the JSOP Award), was met at the time of such change in control, or (y) $27 million less any amount received by him in respect of the Executive Interest, if the Hurdle was not met (the "Base COC JSOP Amount"); and (b) if the change in control occurs after January 19, 2023 and prior to January 21, 2025, an increase to the Base COC JSOP Amount on a straight-line interpolation basis based on the date of the change in control from (x) $34.0 million on January 19, 2023 to $47.4 million on January 19, 2024 if the Hurdle is met at the time of the change in control, or $27.0 million on January 19, 2023 to $37.9 million on January 19, 2024 if the Hurdle is not met at the time of the change in control, or (y) $47.4 million on January 19, 2024 to $62.0 million on January 19, 2025 if the Hurdle is met at the time of the change in control, or $37.9 million on January 19, 2024 to $49.6 million on January 19, 2025 if the Hurdle is not met at the time of the change in control. Mr. Silvester would also be entitled to continued medical benefits for him and his spouse and dependents for thirty-six months if he were to resign within 30 days of a change in control. For an explanation of the determination of the value of the Executive Interest in respect of the JSOP Award in the event of a change in control, see “Equity Incentive Plan – JSOP Award” below for a discussion of the JSOP Award in the event of a change in control.
Termination "without Cause" or Termination for "Good Reason." If Mr. Silvester’s employment is terminated during the term of the CEO Employment Agreement by the Company without “cause” or by Mr. Silvester for “good reason,” Mr. Silvester would be entitled to: (i) any amounts that have been fully earned by, but not yet paid to, Mr. Silvester under the CEO Employment Agreement as of the date of such termination, together with any payment in lieu of accrued but unused holiday; (ii) a lump sum amount equal to $7,500,000 (three times his annual base salary) less any amount received in respect of a prior change in control; (iii) continued medical benefits for him and his spouse and dependents for a period of 36 months; (iv) immediate vesting and exercisability of each outstanding equity incentive award (other than an award subject to the JSOP Agreement) granted to Mr. Silvester before, on or within three years after July 1, 2022; (v) in the event no COC JSOP Amount has been paid to him, if such termination occurs before the date his Executive Interest vests, an amount calculated as follows: $27.0 million (the "Base Termination JSOP Amount"), increased on a straight-line interpolation basis based on the date of his termination from the Base Termination JSOP Amount on January 19, 2023 to $37.9 million on January 19, 2024 and from $37.9 million on January 19, 2024 to $49.6 million on January 19, 2025; and (vi) an amount equal to the bonus that he would have received in respect of the year of his termination had he been employed by the Company for the full year, based on the Company's achievement of the performance goals established in accordance with any incentive plan in which he participates.
Death of Executive. In the event of Mr. Silvester's death, the CEO Employment Agreement automatically terminates, and his or her designated beneficiary or legal representatives are entitled to: (i) a lump sum payment equal to five times the executive officer’s annual base salary pursuant to life insurance coverage maintained by the Company on behalf of Mr. Silvester; (ii) an amount equal to the bonus that would have been received had Mr. Silvester been employed by Company for the full year, multiplied by a fraction, the numerator of which is the number of calendar days he was employed in such year and the denominator of which is 365; and (iii) continued medical benefits coverage for Mr. Silvester's spouse and dependents for a period of 36 months if and to the extent the Company was paying for such benefits for Mr. Silvester’s spouse and dependents at the time of his death. The Company self-insures its obligation to fund the difference between the contractually provided lump sum amount payable in the event of the death of Mr. Silvester and the life insurance benefit provided by his participation in the Company's life insurance benefit provided to all employees.
Disability of Executive. If Mr. Silvester's employment is terminated due to disability, then he is entitled to: (i) any amounts (including salary, bonuses, expense reimbursement, etc.) that have been fully earned by, but not yet paid to him as of the date of such termination; (ii) continued base salary for a period of 36 months, with base salary payments being offset by any payments under the Company's disability insurance policies; (iii) an amount equal to the bonus that would have been received had Mr. Silvester been employed by the Company for the full year, multiplied by a fraction, the numerator of which is the number of calendar days he was employed in such year and the denominator of which is 365; and (iv) continued medical benefits coverage for Mr. Silvester and his spouse and dependents for a period of 36 months if and to the extent the Company was paying for such benefits for Mr. Silvester’s spouse and dependents at the time of his death.
Restrictive Covenants. The CEO Employment Agreement restricts Mr. Silvester from competing with the Company for the term of the CEO Employment Agreement and, if his employment with the Company is terminated before the end of the employment term, for a period of 18 months after his termination of employment.

Employment Agreements for our Chief Financial Officer; Chief Strategy Officer; and Group Chief Commercial Officer
The descriptions below set forth the material terms of the employment agreements with our named executive officers, other than our CEO and Ms. Gregory, who resigned from her position as President on December 31, 2024. We entered into a Transition Agreement with Ms. Gregory on July 29, 2024 in connection with such anticipated departure from the Company, which provided for certain benefits upon termination as described above in "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table – Transition Agreement Terms for Orla Gregory."
Our other executive officers are entitled to certain benefits under their employment agreements upon termination of their employment. An executive officer’s employment may terminate under any of the following circumstances: (i) by us for "cause" (as defined in the applicable executive’s agreement) or by the executive without "good reason" (as defined in the executive’s agreement, if applicable); (ii) by us without "cause" or by the executive with "good reason" (if applicable); (iii) following a "change of control" (as defined in the applicable executive’s agreement); (iv) upon the executive’s death or disability; and (v) after expiration of the term of employment for agreements with a set term.
Upon termination for any reason, each executive is entitled to any salary, bonuses, expense reimbursement and similar amounts (including pension benefits) that were already earned by, but not yet paid to, such executive.
Termination for "Cause" or Voluntary Termination without "Good Reason." If we terminate the employment agreement of Mr. Kirk for "cause," or if Mr. Kirk voluntarily terminates his employment agreement with us without "good reason," we will not be obligated to make any payments to Mr. Kirk other than amounts that have been fully earned by, but not yet paid to, the executive officer. If we terminate the employment agreement of Messrs. Ni or Brockman for "cause," or if one of them terminates his employment for any reason, we will not be obligated to make any payments to him other than amounts that have been fully earned by, but not yet paid to, him.
Termination "without Cause" or Termination for "Good Reason." Our executive officers are entitled to the benefits described below if: (i) we terminate the executive officer’s employment "without cause" or (ii) for Mr. Kirk, if the executive officer terminates his employment with "good reason": (A) any amounts (including salary, bonuses, expense reimbursement, etc.) that have been fully earned by, but not yet paid to, the executive officer as of the date of termination; (B) a continuation of base salary for the greater of twelve months or the number of pay periods required by the Company's U.S. employee severance plan (for Messrs. Kirk, Ni and Brockman); (C) Mr. Kirk, COBRA-continuation coverage for him and any eligible dependents at our expense for 12 months; and (D) for the year in which the executive officer’s employment terminates (i) for Messrs. Ni and Brockman, an Incentive Plan Payment reduced on a pro rata basis to reflect the amount of calendar days during the year that they were employed by (a "Pro Rata Incentive Plan Payment"), or (ii) for Mr. Kirk, an amount equal to the executive's target bonus opportunity reduced on a pro rata basis to reflect the amount of calendar days during the year that they were employed (a "Target Pro Rata Incentive Plan Payment").
Termination following a Change in Control. In the event of termination of employment "without cause" (for Messrs. Kirk, Ni and Brockman), or resignation for "good reason" (for Mr. Kirk) following a change in control, these executive officers would be entitled to the same benefits described above.
Death of Executive. In the event of an executive officer’s death, his or her employment agreement automatically terminates.
Disability of Executive. For Messrs. Kirk, Ni and Brockman, we may terminate the executive's employment agreement if he becomes disabled (as defined in the executive's employment agreement). If the executive's employment ends because of disability, then he is entitled to: (A) all compensation to which he is entitled up through his termination date; (B) base salary for a period of six months, with base salary payments being offset by any payments to him under the Company's disability insurance policies (for Messrs. Kirk and Brockman); and (C) a Target Pro Rata Incentive Plan Payment (for Mr. Kirk) or a Pro Rata Incentive Plan Payment (for Mr. Brockman).
Restrictive Covenants. In addition, the employment agreement for Mr. Ni provides the Company with certain protections in the form of restrictive covenants regarding non-competition as follows: during the term of Mr. Ni's employment agreement and for a period of 12 months following the date of termination of employment (other than in the event of termination by the Company “without cause”) or, alternatively, the date he provides notice to the Company pursuant to his employment agreement of his voluntary termination for any reason, Mr. Ni may not compete with us. Mr. Ni's agreement, and the agreements for Messrs. Kirk and Brockman, also include restrictive covenants regarding non-solicitation, confidentiality, and non-disparagement.

Annual Incentive Compensation Program
Under the 2024 Annual Incentive Compensation Program, unless otherwise determined by the Human Resources and Compensation Committee, a change in control would change the measurement period used to determine bonuses from the calendar year to a period that begins on the first day of the calendar year and ends on the date of the change in control. For the Annual Incentive Compensation Program in effect for 2025, this provision was amended to allow the measurement period to extend to the end of the calendar, regardless of the closing of the Merger.
Equity Incentive Plan
JSOP Award. In the event of a change in control of the Company, the JSOP Agreement provided that Mr. Silvester's Executive Interest in the JSOP Award would vest in full on the date of such change in control unless the parties agree to roll-over the Executive Interest into shares in the acquiring company, in which case the Executive Interest would not vest and would remain outstanding, subject to the terms of the JSOP Agreement. Upon vesting in connection with a change in control, provided that the Hurdle was met, the value of the Executive Interest would be determined by reference to the applicable price per ordinary share of the Company (or equivalent value where the consideration is not in cash) agreed in the change in control transaction. Upon a change in control, the Hurdle would be the price per share that represents a compound annual growth rate of 8.9136% above an initial share price of $205.89 for the period from and including January 21, 2020 to the date a final offer is made that subsequently results in a change in control. If the Hurdle is not met as of the date of a change in control, the Executive Interest would have no value.
PSUs and RSUs. Our Equity Plan provides that PSU and RSU awards will not fully vest, nor will payments be made in respect of outstanding PSU and RSU awards, if the Human Resources and Compensation Committee determines, prior to a change in control, that the surviving or successor corporation will assume all such outstanding awards, or substitute a new award of the same type for each such outstanding award. If such assumption or substitution does not occur, the Human Resources and Compensation Committee may fully vest all such outstanding awards in the event of a change in control and may terminate such outstanding awards in exchange for a settlement payment based upon the price per share received in connection with the change in control. The Equity Plan further provides that, unless otherwise determined by the Human Resources and Compensation Committee, PSUs with respect to completed performance periods shall be paid if earned and with respect to in-progress performance periods, a pro-rata portion of the target award opportunity shall be paid based on the portion of the performance period that has been completed as of the date of the change in control.
Upon closing of the Merger, pursuant to the Merger Agreement, each outstanding PSU award shall vest at actual performance on a prorated basis, based on the portion of the performance period lapsed through the date of closing, and shall be canceled and converted into the right to receive a cash payment, and the remaining unvested portion of such PSU award shall be canceled and forfeited.
Orla Gregory Transition Agreement
The benefits actually received by Ms. Gregory following her departure from the Company on December 31, 2024 are described above in "-Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards Table - Transition Agreement Terms for Orla Gregory."

Hypothetical Payments and Benefits
The following table sets forth the benefits payable to each executive officer assuming the occurrence of certain hypothetical events on December 31, 2024.

Name	Executive Voluntary Termination or Company Termination for Cause(1)	Executive Voluntary Termination for Good Reason, Company Termination Without Cause	Change in Control	Death	Disability

Dominic Silvester
Base Salary(2)	$—	$7,500,000	$7,500,000	$—	$7,500,000
Bonus(3)	$—	$4,021,875	$4,021,875	$4,021,875	$4,021,875
Medical Benefits(4)	$—	$128,280	$—	$128,280	$128,280
Contractual Life Benefit(5)	$—	$—	$—	$12,500,000	$—
JSOP Settlement and Contract Benefit(6)	$—	$48,990,959	$48,990,959	$—	$—
TOTAL	$—	$60,641,114	$60,512,834	$16,650,155	$11,650,155

Matthew Kirk
Base Salary(2)	$—	$650,000	$—	$—	$325,000
Bonus(3)	$—	$650,000	$850,000	$—	$650,000
Medical Benefits(4)	$—	$38,214	$—	$—	$—
Contractual Life Benefit(5)	$—	$—	$—	$—	$—
Accelerated Vesting(7)	$—	$2,666,174	$2,474,203	$2,666,174	$2,666,174
TOTAL	$—	$4,004,388	$3,324,203	$2,666,174	$3,641,174

David Ni
Base Salary(2)	$—	$900,000	$—	$—	$—
Bonus(3)	$—	$1,850,000	$1,850,000	$—	$—
Medical Benefits(4)	$—	$—	$—	$—	$—
Contractual Life Benefit(5)	$—	$—	$—	$—	$—
Accelerated Vesting(7)	$—	$1,615,792	$1,278,539	$1,615,792	$1,615,792
TOTAL	$—	$4,365,792	$3,128,539	$1,615,792	$1,615,792

Paul Brockman
Base Salary(2)	$—	$800,000	$—	$—	$400,000
Bonus(3)	$—	$1,400,000	$1,400,000	$—	$1,400,000
Medical Benefits(4)	$—	$—	$—	$—	$—
Contractual Life Benefit(5)	$—	$—	$—	$—	$—
Accelerated Vesting(7)	$—	$6,396,803	$6,130,222	$6,396,803	$6,396,803
TOTAL	$—	$8,596,803	$7,530,222	$6,396,803	$8,196,803

(1)Upon termination, the executive officer would be entitled only to amounts (including salary, bonus, expense reimbursement, etc.) that have been fully earned but not yet paid on the date of termination.
(2)Salary amounts reflect contractual severance payments as described above. Salary amounts payable following disability of an executive would be offset by any amounts we recover under the Company's disability insurance policies.
(3)Bonus payments for the 2024 year were determined in accordance with the process described in "Compensation Discussion and Analysis - Annual Incentive Compensation." The bonus amount is assumed to be equal to the actual bonus awarded to the executive officer for the year ended December 31, 2024, which was paid in cash in 2025 to each such executive officer, other than a portion of the bonus for Mr. Ni. In order to mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code of 1986, Mr. Ni. and the Company entered into a Letter Agreement on December 16, 2024 that provided for the acceleration of 96% of Mr. Ni's target bonus under the Annual Incentive Compensation Program (the "AIP"), which was paid to Mr. Ni. in cash in 2024 (with the remaining portion of the earned bonus paid to Mr. Ni in 2025). Under the AIP, a change in control would change the measurement period to determine bonuses from the calendar year to a period that begins on the first day of the calendar year and ends on the date of the change in control. However, the AIP does not create a contractual right to receive a bonus payment upon a change of control.
(4)Reflects the value of continued coverage under medical plans for certain executive officers and their respective families and assumes continuation of premiums paid by us as of December 31, 2024 for the maximum coverage period of 36 months for Mr. Silvester, and 12 months for Mr. Kirk.

(5)Reflects a lump sum payment of five times annual base salary. The Company self-insures its obligation to fund the difference between the contractually provided lump sum amount payable and that provided by the executive's participation in the Company's group life insurance policies.
(6)Includes the value of lump sum payments pursuant to Mr. Silvester's employment agreement. The values of such lump sum payments to Mr. Silvester upon termination without cause or in the event of a change in control are calculated based on the assumption that the hurdle price applicable to the JSOP Award is not achieved. In the event that the hurdle price applicable to the JSOP Award is achieved, the value that Mr. Silvester receives in settlement of the JSOP Award would offset and potentially exceed the amounts presented in the table. For a description of the terms applicable to determining the ultimate settlement value of the JSOP Award in the event of Mr. Silvester's termination without cause or a change in control, see the narrative description above. In January 2025 the JSOP Award vested at a market price of $327.00 per share. As the market price exceeded the hurdle price and the performance condition based on growth in Enstar's FDBVPS was met, 209,490 shares were issued to our Mr. Silvester (calculated as the market price of $327.00 less $205.89, multiplied by the 565,630 shares comprising the JSOP Award, divided by the market price of $327.00). The remaining 356,140 shares held by the Trustee were cancelled.
(7)Based on $322.05 per share, the closing price of our ordinary shares on December 31, 2024. Mr. Kirk is entitled to accelerated vesting of outstanding equity awards upon termination by the executive for good reason or by the Company without cause. Messrs. Brockman and Ni are entitled to accelerated vesting of outstanding equity awards only upon termination by the Company without cause. Pursuant to our Equity Plan, equity awards will accelerate upon a change in control only if the Compensation Committee determines that a replacement award has not been assumed or substituted by the surviving or successor corporation as described above.
CEO Pay Ratio
SEC rules require the Company to determine the annual total compensation of our median-compensated employee for 2024 and present a comparison of that person's compensation to the annual total compensation of our CEO, Dominic Silvester. Our pay ratio was calculated using the ratio of Mr. Silvester's annual total compensation (as reported in the Summary Compensation Table) to the annual total compensation of our median employee (calculated in accordance with the Summary Compensation Table rules), for fiscal year 2024. Mr. Silvester's 2024 annual total reported compensation was $7,758,262. The 2024 annual total compensation of our median compensated employee was $151,647. Accordingly, our pay ratio for 2024 was 51 to 1.
To calculate our CEO pay ratio, we identified a median-compensated employee for whom 2024 annual total compensation could be determined. We determined the median-compensated employee by collecting compensation data for all of our full- and part-time staff employed by us across all jurisdictions on October 1, 2024, excluding Mr. Silvester. We excluded from this population all personnel classified as independent contractors whose compensation is determined by third parties. This process resulted in the use of a different person as the median-compensated employee than the prior year.
To identify the median-compensated employee, we used total cash compensation as our compensation measure, which included (i) base salary or wages, including overtime, and (ii) annual incentive payments made during the one-year period ended September 30, 2024. Equity compensation, including any equity awards settled in cash, was not included in total cash compensation. We did not make any cost-of-living or other adjustments, assumptions or estimates. Total cash compensation paid in a foreign currency was converted to U.S. Dollars at prevailing exchange rates as of December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The table below sets forth information as of April 28, 2025 (unless otherwise indicated) regarding beneficial ownership of our voting ordinary shares by each of the following, in each case based on information provided to us by these individuals:
▪each person or group known to us to be the beneficial owner of more than 5% of our ordinary shares;
▪each of our current directors and director nominees;
▪each of the individuals named in the Summary Compensation Table; and
▪all of our current directors and executive officers as a group.
The table describes the ownership of our voting ordinary shares (including restricted voting ordinary shares). Percentages are based on 14,909,767 ordinary shares outstanding as of April 28, 2025.
Unless otherwise indicated, each person has sole voting and dispositive power with respect to all shares shown as beneficially owned by them.

Name of Beneficial Owner	Number of Shares	Percent of Class
Stone Point Capital LLC(1)	1,451,196	9.7%
The Vanguard Group(2)	1,287,296	8.6%
BlackRock, Inc.(3)	950,827	6.4%
Dominic Silvester(4)	867,862	5.8%
Paul J. O’Shea(5)	246,803	1.7%
Robert J. Campbell(6)	183,864	1.2%
Orla Gregory(7)	59,007	*
Paul Brockman(8)	14,590	*
David Ni(9)	11,228	*
James D. Carey(10)	9,705	*
Hitesh Patel(11)	6,843	*
B. Frederick Becker(12)	5,878	*
Myron Hendry(13)	2,601	*
Matthew Kirk(14)	4,499	*
Susan L. Cross(15)	1,929	*
Sharon A. Beesley(16)	1,427	*
Poul A. Winslow(17)	1,217	*
Hans-Peter Gerhardt(18)	407	*
All Current Executive Officers and Directors as a group (18 persons)(19)	1,377,884	9.2%
* Less than 1%
(1)Based on information known to the Company and information provided in a Schedule 13D/A filed jointly on August 19, 2024 by Trident V, L.P. (“Trident V”), Trident Capital V, L.P. (“Trident V GP”), Trident V Parallel Fund, L.P. (“Trident V Parallel”), Trident Capital V-PF, L.P. (“Trident V Parallel GP”), Trident V Professionals Fund, L.P. (“Trident V Professionals” and, together with Trident V and Trident V Parallel, the “Trident V Funds”), Stone Point GP Ltd. (“Trident V Professionals GP” and, together with Trident V GP and Trident V Parallel GP, the “Trident V GPs”) (collectively, the “Stone Point Partnerships”), Stone Point Capital LLC (“Stone Point”), Trident Public Equity LP (“TPE LP”) and Trident Public Equity GP LLC ("TPE GP"). Each of the following persons may be deemed to beneficially own an aggregate of the 1,451,196 Ordinary Shares held by or held for TPE LP: (i) each of the Trident V Funds, which has shared voting and dispositive power with respect to such shares; (ii) Trident V GP, in its capacity as sole general partner of Trident V; (iii) Trident V Parallel GP, in its capacity as sole general partner of Trident V Parallel; (iv) Trident V Professionals GP, in its capacity as sole general partner of Trident V Professionals; (v) Stone Point, in its capacity as the manager of each of the Trident V Funds; and (vi) TPE GP, in its capacity as sole general partner of TPE LP. James Carey, a member of our Board, is Co-Chief Executive Officer of Stone Point, the sole member of one of four general partners of each of Trident V GP and Trident V Parallel GP, and a member and director of Trident V Professionals GP. See footnote 10 with respect to 9,705 ordinary shares issuable to Mr. Carey pursuant to the Deferred Compensation Plan and not included in Stone Point’s total reported holdings of 1,451,196 shares. Although these share units accrue to Mr. Carey personally, he holds these share units solely for the benefit of Stone Point, which may be deemed an indirect beneficial owner. The principal address for each Stone Point entity is c/o Stone Point at its principal address, which is 20 Horseneck Lane, Greenwich, CT 06830.
(2)Based on information provided in a Schedule 13G/A filed on February 13, 2024 by The Vanguard Group ("Vanguard"). Vanguard has shared voting power over 11,296 shares, sole dispositive power over 1,263,080 shares and shared dispositive power over 24,216 shares. The principal address for Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.
(3)Based on information provided in a Schedule 13G filed on February 2, 2024 by BlackRock, Inc. ("BlackRock"). BlackRock has sole voting power over 923,872 shares and sole dispositive power over 950,827 shares. The principal address for BlackRock is 50 Hudson Yards, New York, NY 10001.
(4)Consists of 867,862 ordinary shares held directly by Mr. Silvester.
(5)Consists of (a) 98,972 ordinary shares held directly by Mr. O’Shea and (b) 147,831 ordinary shares held by the Elbow Trust (of which Mr. O'Shea and his immediate family are the sole beneficiaries). The trustee of the Elbow Trust is R&H Trust Co. (BVI) Ltd. 12,500 ordinary shares held directly by Mr. O'Shea and 75,895 ordinary shares held by the Elbow Trust are held in margin accounts. As of April 10, 2025, the aggregate margin balance on such accounts was $6.826 million.
(6)Consists of (a) 42,556 ordinary shares held directly by Mr. Campbell, (b) 42,500 ordinary shares held by a self-directed pension plan, (c) 32,300 ordinary shares owned by Mr. Campbell’s spouse, (d) 25,050 ordinary shares owned by Osprey Partners, (e) 3,000 ordinary shares owned by the Robert J. Campbell Family Trust, (f) 2,500 ordinary shares owned by the F.W. Spellissy Trust, (g) 500 ordinary shares owned by the Amy S. Campbell Family Trust, (h) 500 ordinary shares owned by the Fulk Trust and (i) 26,758 ordinary shares issuable pursuant to the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors.
(7)Consists of 59,007 ordinary shares held directly by Ms. Gregory.
(8)Consists of 14,590 ordinary shares held directly by Mr. Brockman.
(9)Consists of 11,228 ordinary shares held directly by Mr. Ni.
(10)Consists of 9,705 ordinary shares issuable pursuant to the Enstar Group Limited Deferred Compensation Plan held by Mr. Carey solely for the benefit of Stone Point, of which Mr. Carey is Co-Chief Executive Officer. Mr. Carey disclaims beneficial ownership of these share units, except to the extent of his pecuniary interest therein, if any. Stone Point may be deemed an indirect beneficial owner of these ordinary shares. Does not include the ordinary shares held by TPE LP described in footnote 1. Mr. Carey is a member of the investment committee and owner of one of the four general partners of both of Trident V GP (the general partner of Trident V) and Trident V Parallel GP (the general partner of Trident V Parallel). Mr. Carey is also a member and Co-Chief Executive Officer of Stone Point and a member and director of Trident V Professionals GP, which is the general partner of Trident V Professionals. Mr. Carey disclaims beneficial ownership of the shares held of record or beneficially by Stone Point, except to the extent of any pecuniary interest therein.
(11)Consists of 6,843 ordinary shares issuable to Mr. Patel pursuant to the Enstar Group Limited Deferred Compensation Plan.
(12)Consists of (a) 2,078 ordinary shares held directly by Mr. Becker and (b) 3,800 ordinary shares issuable to Mr. Becker pursuant the Enstar Group Limited Deferred Compensation Plan. Mr. Becker also holds 1,000 Depositary Shares, each representing a 1/1000th interest in a 7% Perpetual Non-Cumulative Series E Preferred Share issued by the Company not reflected in the table above.
(13)Consists of 2,601 ordinary shares issuable to Mr. Hendry pursuant the Enstar Group Limited Deferred Compensation Plan.
(14)Consists of 4,499 ordinary shares held directly by Mr. Kirk.
(15)Consists of 1,929 ordinary shares held directly by Ms. Cross.
(16)Consists of 1,427 ordinary shares held directly by Ms. Beesley.
(17)Consists of 379 ordinary shares held directly by Mr. Winslow and 838 ordinary shares issuable pursuant to the Enstar Group Limited Deferred Compensation Plan.
(18)Consists of 407 ordinary shares held directly by Mr. Gerhardt.
(19)See footnotes 4 through 6 and footnotes 8 through 18.

Changes in Control
Other than the Company’s previously disclosed pending Merger with Sixth Street, management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information
The following table presents information regarding our equity compensation plans as of December 31, 2024.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	—	$—	455,511	(1)
Equity compensation plans not approved by security holders	76,623	$154.52	31,499	(2)
Total			487,010
(1)Consists of 405,158 ordinary shares that were available for future issuance under the Equity Plan as of December 31, 2024 and 50,353 ordinary shares available under the Enstar Group Limited Employee Share Purchase Plan as of December 31, 2024.
(2)Consists of ordinary shares available for future issuance under the Deferred Compensation Plan, which is described above under "Director Compensation - Deferred Compensation Plan."

Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Person Transaction Procedures
From time to time, we have participated in transactions in which one or more of our directors, executive officers or large shareholders has an interest. These transactions, called related-party transactions, are described below. All related-party transactions require the approval of our Audit Committee (comprised entirely of independent directors), which reviews each transaction for fairness, business purpose, and reasonableness. Each transaction involving the Company and an affiliate entered into between January 1, 2024 and the date this Amendment was approved by our Audit Committee. Investment transactions with related parties are also subject to the review and approval of our Investment Committee.
In addition, our Board has adopted a Code of Conduct, which states that our directors, officers and employees must avoid engaging in any activity that might create a conflict of interest or a perception of a conflict of interest. The

Code of Conduct requires these individuals to raise any proposed or actual transaction that they believe may create a conflict of interest for Audit Committee consideration and review. In any situation where an Audit Committee member could be perceived as having a potential conflict of interest, that member is expected to recuse himself or herself from the matter, and the non-interested members of the Audit Committee review the transaction. Our directors and executive officers are required to declare any interests or potential conflicts of interest annually, and update these declarations on an ongoing basis. Certain of our directors and executive officers have made personal commitments and investments in certain funds and entities in which we invest that are not related parties. In addition, such personal investments have been made in entities that are affiliates of, or otherwise related to, funds managed by or companies affiliated with Stone Point Capital LLC ("Stone Point"), including some of the those reflected in the disclosure below. A summary of all declared interests is provided to the Board regularly.
On an annual basis, each director and executive officer completes a Directors’ and Officers’ Questionnaire that requires disclosure of any transactions with the Company in which he or she, or any member of his or her immediate family, has a direct or indirect material interest. A summary of responses from the questionnaires is reported to the Audit Committee.
Transactions Involving Related Persons
Stone Point and its Affiliates
Investment funds managed by Stone Point own an aggregate of 1,451,196 of our Voting Ordinary Shares (which constitutes approximately 9.7% of our outstanding voting ordinary shares). James D. Carey, one of our directors, is the sole member of an entity that is one of four general partners of the entities serving as general partners for the Trident funds, is a member of the investment committees of such general partners, and is Co-Chief Executive Officer of Stone Point.
Investments
We have made various investments in funds and separate accounts managed by Stone Point or affiliates of Stone Point, and we have also made direct investments in entities affiliated with Stone Point. The table below summarizes our investments related to Stone Point and the fees we have paid to Stone Point and its affiliates in connection with such investments. Regarding these investments:
•Where we have made an investment in a fund, the manager of such fund generally charges certain fees to the fund, which are deducted from the net asset value.
•The aggregate fee amounts in respect of fund investments included in the table below are estimated using the fee provisions applicable to each fund pursuant to the relevant subscription documents. No cash payments were made in respect of these fee amounts.
•We are treated no less favorably than similarly situated investors in these funds, and fees charged pursuant to investments affiliated with Stone Point were on an arm's-length basis.

Investment	Carrying Value as of December 31, 2024	2024 Aggregate Fees	Outstanding Commitments as of December 31, 2024
	(in millions of U.S. dollars)
Investments in Funds and Separate Accounts managed by Stone Point and its affiliates(1)	$841	$17	$115
Direct Investment in Stone Point Credit Corporation(2)	$52	$1	$12
Direct Investment in Mitchell TopCo Holdings(3)	$36	N/A	$—
Direct Investment in Evergreen Parent L.P.(4)	$222	N/A	$—
(1)Includes investments managed by Stone Point or one of the following entities in which funds managed by Stone Point have ownership interests: Eagle Point Credit Management LLC, SKY Harbor Capital Management, LLC, PRIMA Capital Advisors, LLC, and Henderson Park Capital. Mr. Carey is a member of the board of managers of Eagle Point Credit Management LLC. Also includes investments managed by Sound Point Capital Management, L.P., in which Mr. Carey has an indirect minority ownership and for which he serves as a member of its board of managers.
(2)Investment in Stone Point Credit Corporation, a business development company and affiliate of Stone Point.
(3)Co-investment alongside an affiliate of Stone Point in Mitchell TopCo Holdings, the indirect parent company of Mitchell International ("Mitchell") and Genex Services ("Genex"). Also includes co-investment alongside an affiliate of Stone Point in Emperion Partners Holdings GP, LLC and Emperion Partners Holdings LP (together, "Emperion"), which together act as the holding company for the assets formerly associated with Mitchell's and Genex's independent medical examination businesses, effective as of March 31, 2024.

(4)Direct investment alongside an affiliate of Stone Point in Evergreen Parent L.P., the parent company of AmTrust Financial Services, Inc.
In addition, during 2024 and the first quarter of 2025, we entered into the following transactions in which Stone Point and/or its affiliates had an interest:
•On September 20, 2024, we agreed to purchase up to $10 million of non-voting redeemable preference shares linked to a segregated account of Fractal Re Ltd., a reinsurance sidecar sponsored by Stone Point.
•On January 13, 2025, our Lloyd's syndicate ("Syndicate 2008"), managed by Enstar Managing Agency Limited, entered into a Loss Portfolio Transfer Reinsurance Agreement with Atrium Syndicate 609, managed by Atrium Underwriters Limited ("Atrium"), pursuant to which Atrium Syndicate 609 ceded net loss reserves of approximately $196 million to Syndicate 2008. Stone Point manages Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P., which collectively own an approximate 90% interest in Atrium. Investment funds managed by Stone Point also own 9.5% of Enstar's outstanding ordinary shares as of December 31, 2024.
Third Party Administrators
Funds managed by Stone Point hold the controlling interest in Mitchell and Genex, with certain co-investors, including the Company, holding minority interests in the entities. During 2024 and through February 28, 2025, we were invoiced an aggregate of $2.5 million for services provided by Mitchell and Genex for medical treatment utilization review, medical bill review, durable medical equipment coverage and pharmacy benefit management services pursuant to third party administrator arrangements for primarily workers' compensation portfolios in run-off that we manage. $1.4 million of this amount arises from pharmacy benefit management services provided by Mitchell, and the vast majority of amounts invoiced by Mitchell for these services represent the cost of providing prescription medication to our policyholders that we would otherwise pay directly. These invoices are processed for settlement by our third party administrators, whose periodic reporting to us reflects payments actually approved and processed through claims files as loss adjustment expenses. Stone Point has no influence over our dealings with these third party administrators and these arrangements are on an arms' length basis.
Monument Re
As of December 31, 2024, we own 24.6% of the common shares of Monument Re. As of December 31, 2024, a fund managed by Stone Point owns 15.7% of Monument Re’s preferred shares. We converted all of our preferred shares in Monument Midco Limited, a wholly-owned subsidiary of Monument Re, to common shares in Monument Re on January 2, 2024.
Other Investment Management Fees
The Vanguard Group ("Vanguard") and BlackRock, Inc. ("BlackRock"), together with each of their affiliates, collectively owned 8.4% and 6.2% of our voting ordinary shares as of December 31, 2024, respectively. We have made investments in exchange traded funds ("ETFs") managed by Vanguard and BlackRock. As of December 31, 2024, the market value of our investments in ETFs managed by Vanguard and BlackRock was $2.5 million and $98.9 million, respectively. Our investments in the Vanguard and BlackRock ETFs are each subject to expense ratios of 0.04% and 0.1%, respectively. Expenses accrued pursuant to the expense ratio are deducted from the net asset value of our investments in the ETFs. The expense ratios we pay on the Vanguard and BlackRock ETFs are standard competitive rates. We are treated no more or less favorably than similarly situated investors in these ETFs, and fees charged pursuant to investments affiliated with Vanguard and BlackRock were on an arm's-length basis.
Saracens Group
An entity controlled by Dominic Silvester owns a controlling stake in Saracens Limited, a U.K. professional sports organization for rugby ("Saracens"). Paul O’Shea is a minority shareholder in the entity, and both serve as non-employee directors of Saracens. In March 2022, we entered into a three-year sponsorship agreement with Saracens, to sponsor and promote women's sports, gender equality and community outreach. We committed to pay Saracens up to £115,000 per year ($156,400) plus VAT, and in return we receive certain marketing and other rights and will support them in their community outreach efforts. The sponsorship opportunity was entered into on an arms-length basis. In addition to our three-year sponsorship, in March 2024 we purchased eight corporate hospitality tickets from Saracens for the cost of £72,000 ($91,000) plus VAT, for the purpose of corporate entertaining. The tickets were purchased at prices available to the public at agreed rates.

Family Relationships
Alex O'Shea, the son of Paul O'Shea, is employed by Enstar as VP, Mergers & Acquisitions. Alex O'Shea's aggregate compensation in 2024 (including salary, bonus, and long term incentive awards at grant date fair value) was $293,010. Compensation for Alex O'Shea was established in accordance with Enstar's employment and compensation practices applicable to employees with equivalent qualifications, experience and responsibilities. He is also eligible to participate in Enstar's employee benefit programs on the same basis as other eligible employees. Paul O'Shea has been recused from all related compensation decisions.
Chris Silvester, the brother of Dominic Silvester, is employed by Ark Insurance Holdings ("Ark") as Head of Global Property and is a member of the Property Casualty Underwriting Leadership team. In December 2022, our wholly-owned subsidiary Cavello Bay Reinsurance Limited ("Cavello") acquired a minority equity interest in preference shares of Outrigger Re Ltd. ("Outrigger"), a reinsurance sidecar sponsored by Ark, for $25 million. In December 2023, Cavello renewed its $25 million investment for 2024. On December 23, 2024, Cavello increased its investment in Ark for 2025 to $50 million.

Indemnification of Directors and Officers; Director Indemnity Agreements
We have Indemnification Agreements with each of our directors. Each Indemnification Agreement provides, among other things, that we will, to the extent permitted by applicable law, indemnify and hold harmless each indemnitee if, by reason of such indemnitee’s status as a director or officer of the Company, such indemnitee was, is or is threatened to be made a party or participant in any threatened, pending or completed proceeding, whether of a civil, criminal, administrative, regulatory or investigative nature, against all judgments, fines, penalties, excise taxes, interest and amounts paid in settlement and incurred by such indemnitee in connection with such proceeding. In addition, each of the Indemnification Agreements provides for the advancement of expenses incurred by the indemnitee in connection with any proceeding covered by the agreement, subject to certain exceptions. None of the Indemnification Agreements precludes any other rights to indemnification or advancement of expenses to which the indemnitee may be entitled, including but not limited to, any rights arising under our governing documents, or any other agreement, any vote of our shareholders or any applicable law.
Our executive officers’ employment agreements provide them with indemnification protection to the fullest extent permitted by applicable law in the jurisdictions in which they are employed.
Item 14. Principal Accounting Fees and Services
Report of the Audit Committee
The primary purpose of the Audit Committee is to assist the Board of Directors in its oversight of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications, independence and performance, and the performance of the Company’s internal audit function. The Audit Committee is solely responsible for the appointment, retention, and compensation of the Company’s independent registered public accounting firm. It is not the responsibility of the Audit Committee to plan or conduct audits or to determine that the Company’s financial statements are complete and accurate or are in accordance with generally accepted accounting principles and applicable rules and regulations. This is the responsibility of management and the independent registered public accounting firm, as appropriate.
In performing its duties, the Audit Committee:
▪has reviewed the Company’s audited financial statements for the year ended December 31, 2024 and had discussions with management regarding the audited financial statements;
▪has discussed with representatives of the independent registered public accounting firm the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the Commission;
▪has received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm's communication with the Audit Committee concerning independence; and
▪has discussed with representatives of the independent registered public accounting firm their independence, the audited financial statements and other matters the Audit Committee deemed relevant and appropriate.

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements as of and for the year ended December 31, 2024 be included in the Company’s Annual Report on Form 10-K for that year.
Audit Committee
Robert J. Campbell (Chair)
B. Frederick Becker
Susan L. Cross
Hitesh Patel
Audit and Non-Audit Fees
Aggregate fees for professional services rendered to us by PricewaterhouseCoopers Ltd. ("PwC") and PwC member firms for 2024 and 2023 are set forth below.

	In thousands of U.S. Dollars
	2024	2023

Audit Fees	$9,026	$9,150
Audit-Related Fees	854	675
Tax Fees	339	132
All Other Fees	45	13
Total	$10,264	$9,970
Audit Fees for 2024 and 2023 were for professional services rendered for the audit of our annual consolidated financial statements, for the review of our quarterly consolidated financial statements, as well as for statutory audits for insurance regulatory purposes in the various jurisdictions that directly support the performance of the consolidated audits. Total out-of-pocket expenses for 2024 and 2023 were $223 thousand and $200 thousand, respectively.
Audit-Related Fees for 2024 and 2023 consisted of professional services rendered for assurance and related services that are traditionally performed by independent accountants, including: audit and pre- and post-implementation reviews of systems, processes and controls, accounting changes related to subsequent years, statutory audits that do not directly support the performance of the consolidated financial statement audit and financial accounting and reporting consultations.
Tax Fees for 2024 and 2023 were for professional services rendered for tax compliance, transaction-based tax reviews, review of tax accounting matters and other tax planning consultations.
All Other Fees for 2024 and 2023 were for professional services rendered for information-based subscriptions and surveys.
Consideration of Auditor Independence
The Audit Committee has concluded that the provision of the non-audit services by PwC is compatible with maintaining their independence.
Procedures for Pre-Approval of Audit and Non-Audit Services
Our Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. Any engagements falling within these pre-approved outlines can be entered into, with our independent registered public accounting firm and management reporting the details of any such pre-approved engagements to the Audit Committee at its next meeting. The Audit Committee will review the scope of the pre-approved services at each meeting. In the event it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original listing of pre-approved services at a time that does not correspond to a committee meeting, the Audit Committee has delegated authority to review and approve such services to the Audit Committee Chairman, who would report any such approvals to the full committee at its next meeting.

The Audit Committee approved all 2024 and 2023 audit and non-audit services by our independent registered public accounting firm either on an individual basis as the need arose or by way of the pre-approval process described above.
PART IV

 Item 15. Exhibits, Financial Statement Schedules.
(a)Financial Statements and Financial Statement Schedules: Incorporated by reference to Item 8 in Part II of the 2024 Form 10-K.
(b)Exhibits: see accompanying exhibit index that precedes the signature page of this Amendment.

Exhibit Index

Exhibit No.	Description

2.1s	Agreement and Plan of Merger, dated as of July 29, 2024, by and among Enstar Group Limited, Deer Ltd., Deer Merger Sub, Ltd. Elk Bidco Limited, and Elk Merger Sub Limited (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on July 29, 2024).
3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 2, 2011).
3.2*	Seventh Amended and Restated Bye-Laws of Enstar Group Limited.
3.3	Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock of Enstar Group Limited, dated as of June 13, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 17, 2016).
3.4	Certificate of Designations of Series D Perpetual Non-Cumulative Preferred Shares of Enstar Group Limited, dated as of June 27, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 27, 2018).
3.5	Certificate of Designations of Series E Perpetual Non-Cumulative Preferred Shares of Enstar Group Limited, dated as of November 21, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 21, 2018).
4.1	Senior Indenture, dated as of March 10, 2017, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 10, 2017).
4.2	First Supplemental Indenture, dated as of March 10, 2017, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on March 10, 2017).
4.3	Second Supplemental Indenture, dated as of March 26, 2019, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 26, 2019).
4.4	Third Supplemental Indenture, dated as of May 28, 2019, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 28, 2019).
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

10.25+	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed on March 2, 2015).
10.26+	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K filed on February 22, 2024).
10.27+	Form of Non-Employee Director Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K filed on February 22, 2024).
10.28+	Enstar Group Limited Amended and Restated 2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2022).
10.29+	Form of Restricted Stock Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 5, 2016).
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

10.32*+^	Form of Restricted Stock Unit Award Agreement (2025) under the Enstar Group Limited 2016 Equity Incentive Plan.
10.33+
Form of Performance Stock Unit Award Agreement (2021) under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 7, 2021).

10.34+	Joint Share Ownership Agreement, dated January 21, 2020, by and among Enstar Group Limited, Dominic F. Silvester and Zedra Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 27, 2020).
10.35+	Deed of Amendment and Restatement to the Joint Ownership Agreement, dated July 1, 2022, between Enstar Group Limited, Dominic F. Silvester and Zedra Trust Company (Guernsey) Limited, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 6, 2022).
10.36+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 8, 2016).
10.37+	Enstar Group Limited 2022-2024 Annual Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 9, 2021).
10.38s	Amended and Restated Revolving Credit Agreement, dated as of May 30, 2023, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Wells Fargo Bank, National Association and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2023).
10.39	Amendment No. 1 to Amended and Restated Revolving Credit Agreement, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 13, 2024).
10.40s	Amended and Restated Letter of Credit Facility Agreement, dated as of July 28, 2023, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2023).
10.41	Amendment No. 1 to Amended and Restated Letter of Credit Facility Agreement, by and among Enstar Group Limited and certain of its subsidiaries, Cavello Bay Reinsurance Limited, National Australia Bank Limited and each of the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 13, 2024).
10.42	Purchase Agreement, dated as of May 10, 2022, by and between Trident Public Equity LP and Enstar Group Limited (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 11, 2022).
10.43	Purchase Agreement, dated March 23, 2023, between Enstar Group Limited and Canada Pension Plan Investment Board (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 28, 2023).
10.44s	Purchase Agreement, dated as of November 7, 2023, by and among Enstar Group Limited, Canada Pension Plan Investment Board, and CPPIB Epsilon Ontario Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2023).

10.45s	Purchase Agreement, dated as of November 7, 2023, by and between Enstar Group Limited and Trident Public Equity L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 13, 2023).
10.46	Shareholder Rights Agreement, dated as of November 8, 2023, by and among Enstar Group Limited, Elk Evergreen Investments, LLC and Elk Cypress Investments, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 13, 2023).
10.47	Registration Rights Agreement, dated as of November 8, 2023, by and among Enstar Group Limited, Elk Evergreen Investments, LLC and Elk Cypress Investments, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 13, 2023).
10.48s	Purchase Agreement, dated as of December 20, 2023, by and among Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., Dowling Capital Partners I, L.P., and Capital City Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 22, 2023).
19.1^	Insider Trading Policy.
21.1^	List of Subsidiaries.
22.1^	List of Subsidiary Issuers of Guaranteed Securities.
23.1^	Consent of PricewaterhouseCoopers LLP.
31.1^	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2^	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1^	Enstar Group Limited Policy for the Recovery of Erroneously Awarded Compensation.
101*	Inline XBRL Document Set (filed herewith).
104*	The cover page from this Amendment, formatted as Inline XBRL (included in Exhibit 101).
_______________________________
*     filed herewith
+     denotes management contract or compensatory arrangement
s    certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request
^    previously filed with the 2024 Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on April 29, 2025.

ENSTAR GROUP LIMITED

By:	/S/ MATTHEW KIRK
Matthew Kirk Chief Financial Officer