Form 10-Q
period 2025-03-31
Enstar Group LTD
filed 2025-05-01
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As at April 30, 2025, the registrant had outstanding 14,910,102 voting ordinary shares, par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2025

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
These forward looking statements should, therefore, be considered in light of various important factors, including those set forth in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024 (as amended by the Form 10-K/A filed on April 29, 2025, the “2024 Form 10-K”), which could cause actual results to differ materially from those suggested by the forward-looking statements. These risk factors include:
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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
The factors listed above should not be construed as exhaustive and should be read in conjunction with the Risk Factors that are included in our 2024 Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Enstar Group Limited | First Quarter 2025 | Form 10-Q          9

ENSTAR GROUP LIMITED
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2025 and December 31, 2024 (Unaudited)

	March 31, 2025	December 31, 2024
	(expressed in millions of U.S. dollars, except share data)
ASSETS
Fixed maturities, trading, at fair value (1)	$1,179	$1,263
Fixed maturities, available-for-sale, at fair value (amortized cost: 2025 — ($5,231; 2024 — $5,065) (1)	4,924	4,691
Short-term investments, trading, at fair value	—	1
Short-term investments, available-for-sale, at fair value (amortized cost: 2025 — $400; 2024 — $215)	400	215
Funds held (1)	4,672	4,979
Equity securities, at fair value (cost: 2025 — $725; 2024 — $680) (1)	759	803
Other investments, at fair value (includes consolidated variable interest entity: 2025 - $120; 2024 - $112) (1)	4,206	4,188
Equity method investments (1)	318	313
Total investments (Note 5 and Note 10)	16,458	16,453
Cash and cash equivalents (includes consolidated variable interest entity: 2025 — $1; 2024 — $5) (1)	1,170	1,098
Restricted cash and cash equivalents	311	456
Accrued interest receivable	58	58
Reinsurance balances recoverable on paid and unpaid losses (net of allowance: 2025 — $115; 2024 — $116)	522	533
Reinsurance balances recoverable on paid and unpaid losses, at fair value (Note 10)	194	179
Insurance balances recoverable (net of allowance: 2025 and 2024 — $4) (Note 9)	169	172
Net deferred charge assets (Note 7)	719	745
Other assets (1)	739	713
TOTAL ASSETS	$20,340	$20,407

LIABILITIES
Losses and loss adjustment expenses (Note 8) (1)	$10,085	$10,407
Losses and loss adjustment expenses, at fair value (Note 8 and Note 10)	996	997
Defendant asbestos and environmental liabilities (Note 9)	529	545
Debt obligations (Note 12)	1,948	1,833
Other liabilities (includes consolidated variable interest entity: 2025 and 2024 — $ 2) (1)	569	528
TOTAL LIABILITIES	14,127	14,310
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY (Note 14)
Voting ordinary shares (par value $1 each, issued and outstanding 2025: 14,909,718; 2024: 15,241,316)	15	15
Preferred Shares:
Series D Preferred Shares (issued and outstanding 2025 and 2024: 16,000; liquidation preference $400)	400	400
Series E Preferred Shares (issued and outstanding 2025 and 2024: 4,400; liquidation preference $110)	110	110
Treasury shares, at cost:
Series C Preferred shares (all issued shares held in treasury in 2025 and 2024: 388,571)	(422)	(422)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2024 — 565,630)	—	(1)
Additional paid-in capital	599	600
Accumulated other comprehensive loss	(275)	(341)
Retained earnings	5,780	5,730
Total Enstar shareholders’ equity	6,207	6,091
Noncontrolling interests (Note 13)	6	6
TOTAL SHAREHOLDERS’ EQUITY	6,213	6,097
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,340	$20,407
(1) See Note 17 for additional information regarding related party transactions.
See accompanying notes to the unaudited condensed consolidated financial statements.
Enstar Group Limited | First Quarter 2025 | Form 10-Q          10

ENSTAR GROUP LIMITED
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(expressed in millions of U.S. dollars, except share and per share data)
REVENUES
Net premiums earned	$12	$11
Net investment income (1)	148	160
Net realized losses	(2)	(6)
Fair value changes in trading securities, funds held and other investments (1)	43	85
Other income	3	3
Total revenues	204	253

EXPENSES
Net incurred losses and loss adjustment expenses
Current period	3	5
Prior periods	(19)	(24)
Total net incurred losses and loss adjustment expenses (1)	(16)	(19)
Defendant asbestos and environmental expenses	4	3
Amortization of net deferred charge assets	30	30
Acquisition costs	1	1
General and administrative expenses	91	87
Interest expense	23	22
Net foreign exchange losses (gains)	16	(9)
Total expenses	149	115

INCOME BEFORE INCOME TAXES	55	138
Income tax expense	—	(5)
Income (losses) from equity method investments (1)	4	(5)
NET INCOME	59	128
Dividends on preferred shares	(9)	(9)
NET INCOME ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$50	$119

Earnings per ordinary share attributable to Enstar ordinary shareholders:
Basic	$3.36	$8.13
Diluted	$3.32	$8.02
Weighted average ordinary shares outstanding:
Basic	14,891,871	14,641,158
Diluted	15,050,761	14,833,840
(1) See Note 17 for additional information regarding related party transactions.

See accompanying notes to the unaudited condensed consolidated financial statements.
Enstar Group Limited | First Quarter 2025 | Form 10-Q          11

ENSTAR GROUP LIMITED
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(expressed in millions of U.S. dollars)
NET INCOME	$59	$128

Other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on fixed maturity available-for-sale investments arising during the year	64	(33)
Reclassification adjustment for change in allowance for credit losses recognized in net (loss) income	—	1
Reclassification adjustment for net realized losses recognized in net income	2	5
Unrealized gains (losses) arising during the year, net of reclassification adjustments	66	(27)
Change in currency translation adjustment	—	(1)
Total other comprehensive income (loss)	66	(28)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$125	$100

See accompanying notes to the unaudited condensed consolidated financial statements.

Enstar Group Limited | First Quarter 2025 | Form 10-Q          12

ENSTAR GROUP LIMITED
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

	Share Capital
		Preferred Shares		Treasury Shares
	Voting Ordinary Shares	Series D	Series E	Series C Preferred Shares	JSOP (1)	APIC	AOCI	Retained Earnings	Total Enstar Shareholders' Equity	NCI	Total Shareholders' Equity
	(in millions of U.S. dollars)
Three Months Ended March 31, 2025
Balance as at December 31, 2024	$15	$400	$110	$(422)	$(1)	$600	$(341)	$5,730	$6,091	$6	$6,097
Net income attributable to Enstar or noncontrolling interests	—	—	—	—	—	—	—	59	59	—	59
Dividends on preferred shares	—	—	—	—	—	—	—	(9)	(9)	—	(9)
Amortization of share-based compensation	—	—	—	—	—	3	—	—	3	—	3
Other comprehensive income, net of tax	—	—	—	—	—	—	66	—	66	—	66
Other	—	—	—	—	1	(4)	—	—	(3)	—	(3)
Balance as at March 31, 2025	$15	$400	$110	$(422)	$—	$599	$(275)	$5,780	$6,207	$6	$6,213

Three Months Ended March 31, 2024
Balance as at December 31, 2023	$15	$400	$110	$(422)	$(1)	$579	$(336)	$5,190	$5,535	$113	$5,648
Net income attributable to Enstar or noncontrolling interests	—	—	—	—	—	—	—	128	128	—	128
Dividends on preferred shares	—	—	—	—	—	—	—	(9)	(9)	—	(9)
Amortization of share-based compensation	—	—	—	—	—	8	—	—	8	—	8
Other comprehensive loss, net of tax	—	—	—	—	—	—	(28)	—	(28)	—	(28)
Other	—	—	—	—	—	(2)	—	—	(2)	1	(1)
Balance as at March 31, 2024	$15	$400	$110	$(422)	$(1)	$585	$(364)	$5,309	$5,632	$114	$5,746
(1) See Note 14 for additional information regarding the retirement of treasury stock.
See accompanying notes to the unaudited condensed consolidated financial statements.

Enstar Group Limited | First Quarter 2025 | Form 10-Q                      13

ENSTAR GROUP LIMITED
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(expressed in millions of U.S. dollars)
OPERATING ACTIVITIES:
Net income	$59	$128
Adjustments to reconcile net income to cash flows provided by operating activities:
Realized losses on investments	2	6
Fair value changes in trading securities, funds held and other investments	(43)	(85)
Amortization of net deferred charge assets	30	30
Depreciation, accretion and other amortization	(2)	(5)
(Income) loss from equity method investments	(4)	5
Other adjustments	—	(3)
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	(4)	57
Losses and loss adjustment expenses	(325)	(803)
Defendant asbestos and environmental liabilities	(16)	(11)
Insurance and reinsurance balances payable	—	64
Other operating assets and liabilities	50	16
Funds held	320	367
Cash from (used in) operating activities:
Sales and maturities of trading securities	89	177
Purchases of trading securities	(13)	(111)
Net cash flows provided by (used in) operating activities	143	(168)
INVESTING ACTIVITIES:
Sales and maturities of available-for-sale securities	618	529
Purchase of available-for-sale securities	(975)	(345)
Purchase of other investments	(166)	(244)
Proceeds from other investments	202	161
Other	—	1
Net cash flows (used in) provided by investing activities	(321)	102
FINANCING ACTIVITIES:
Dividends on preferred shares	(9)	(9)
Issuance of debt, net of issuance costs (1)	345	—
Repayment of debt (1)	(233)	—
Other	—	1
Net cash flows provided by (used in) financing activities	103	(8)
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	2	4
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(73)	(70)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,554	830
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,481	$760
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 14

Supplemental Cash Flow Information:
Income taxes (received) paid, net of refunds	$—	$(14)
Interest paid	$32	$32

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$1,170	$450
Restricted cash and cash equivalents	311	310
Cash, cash equivalents and restricted cash	$1,481	$760

Non-cash investing activities:
Unsettled purchases of available-for-sale securities and other investments	$(37)	$5
Unsettled sales of available-for-sale securities and other investments	9	(10)
(1) See Note 12 for additional information regarding the issuance and repayment of debt
See accompanying notes to the unaudited condensed consolidated financial statements.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 15

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
Fees and other expenses that are contingent on the closing of the Merger are estimated to range from $90 million to $105 million for consulting and advisory, legal services and employee-related contractual payments. These contingent fees and expenses will not be accrued and will be recognized in our financial statements in the period when the Merger closes and will be paid using our financial resources and not from any of the merger consideration (which is being paid entirely to ordinary shareholders).
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
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 16

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 2. Business Overview and Basis of Presentation

2. BUSINESS OVERVIEW AND BASIS OF PRESENTATION

Business
Enstar Group Limited is a leading global (re)insurance group that offers innovative capital release solutions through its network of group companies in Bermuda, the United States, the United Kingdom, Liechtenstein, Belgium and Australia. Our core focus is acquiring and managing (re)insurance companies and portfolios of (re)insurance business in run-off.
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
The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in our 2024 Form 10-K.
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
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 17

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 2. Business Overview and Basis of Presentation

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
Signed and closed reinsurance agreements
During the three months ended March 31, 2025, we closed reinsurance deals with Atrium Syndicate 609 along with a novation of reinsurance.
The table below sets forth a summary of new reinsurance business that we closed between January 1, 2025 and March 31, 2025:

Line of Business	Consideration Received	Net Loss Reserves Assumed	DCA (1)	Type of Transaction	Remaining Limit upon Acquisition	Jurisdiction
	(in millions of U.S. dollars)
Marine, property and general liability	$180	$182	$2	LPT	$128	U.S., U.K., and Europe
Casualty	175	177	2	Novation	N/A(2)	U.S.
Total	$355	$359	$4
(1) Deferred charge assets (“DCA”) are recorded when the estimated ultimate losses payable exceed the consideration received at the inception of the agreement. Refer to Note 7 for additional information.
(2) There are no limits under the agreement.

Signed reinsurance agreements not closed as of March 31, 2025
The table below sets forth a summary of new reinsurance business that we have signed with AXIS Capital Holdings Limited, that closed on April 24, 2025.

Line of Business	Agreement Date	Type of Transaction	Estimated Reserves (1)
			(in millions of U.S. dollars)
Diversified mix including liability, professional risk, and motor	December 13, 2024	LPT	$2,290
(1) Estimated reserves are being finalized following the closing of the transaction.

Enstar Group Limited | First Quarter 2025 | Form 10-Q                 18

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

Enstar Group Limited | First Quarter 2025 | Form 10-Q                 19

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 4. Segment Information

The following table sets forth select unaudited condensed consolidated statements of operations results by segment for the periods ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Run-off	Investments	Total
	(in millions of U.S. dollars)
REVENUES	$14	$189	$203
Income from equity method investments	—	4	4
EXPENSES
Net incurred losses and LAE	(26)	—	(26)
Defendant asbestos and environmental expenses	(1)	—	(1)
Salaries and benefit expenses	28	5	33
Professional fee expenses	6	1	7
Other segment expenses (1)	8	4	12
Segment net (loss) income	$(1)	$183	$182

Reconciliation of segment to consolidated revenues
Segment revenues			$203
Corporate and Other			1
Total revenues			$204

Reconciliation of segment net income (loss) to Net income attributable to Enstar ordinary shareholders
Segment net income			$182
Corporate and Other:
Other income			1
Net incurred losses and LAE(2)			(10)
Defendant asbestos and environmental expenses (3)			(5)
Amortization of net deferred charge assets			(30)
Corporate and Other general and administrative expenses			(40)
Interest expense			(23)
Net foreign exchange losses			(16)
Less: Dividends on preferred shares			(9)
Total - Corporate and Other net loss			(132)
Net income attributable to Enstar ordinary shareholders			$50
(1) Other segment expenses for each reportable segment includes:
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
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 20

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 4. Segment Information

	Three Months Ended March 31, 2024
	Run-off	Investments	Total
	(in millions of U.S. dollars)
REVENUES	$13	$239	$252
Losses from equity method investments	—	(5)	(5)
EXPENSES
Net incurred losses and LAE	(18)	—	(18)
Defendant asbestos and environmental expenses	(1)	—	(1)
Salaries and benefit expenses	27	6	33
Professional fee expenses	6	1	7
Other segment expenses (1)	10	3	13
Segment net (loss) income	$(11)	$224	$213

Reconciliation of segment to consolidated revenues
Segment revenues			$252
Corporate and Other			1
Total revenues			$253

Reconciliation of segment net income (loss) to Net income attributable to Enstar ordinary shareholders
Segment net income			$213
Corporate and Other:
Other expense			1
Net incurred losses and LAE(2)			1
Defendant asbestos and environmental expenses (3)			(4)
Amortization of net deferred charge assets			(30)
Corporate and Other general and administrative expenses			(35)
Interest expense			(22)
Net foreign exchange gains			9
Income tax expense			(5)
Less: Dividends on preferred shares			(9)
Total - Corporate and Other net loss			(94)
Net income attributable to Enstar ordinary shareholders			$119
(1) Other segment expenses for each reportable segment includes:
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
(3) Includes the amortization of fair value adjustments associated with the acquisition of DCo and Morse TEC for Corporate and Other activities.

Enstar Group Limited | First Quarter 2025 | Form 10-Q                 21

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Investments

5. INVESTMENTS

Short-term and Fixed Maturity Investments
Asset Types
The fair values of the following underlying asset categories are set out below:

	March 31, 2025
	Fixed maturities, trading	Fixed maturities, AFS	Short-term investments, AFS	Total
	(in millions of U.S. dollars)
U.S. government and agency	$12	$241	$326	$579
U.K. government	14	39	—	53
Other government	91	270	3	364
Corporate	858	2,498	71	3,427
Municipal	29	76	—	105
Residential mortgage-backed	35	409	—	444
Commercial mortgage-backed	99	643	—	742
Asset-backed	41	748	—	789
Total fixed maturity and short-term investments	$1,179	$4,924	$400	$6,503

	December 31, 2024
	Fixed maturities, trading	Fixed maturities, AFS	Short-term investments, trading	Short-term investments, AFS	Total
	(in millions of U.S. dollars)
U.S. government and agency	$13	$213	$—	$194	$420
U.K. government	15	29	—	—	44
Other government	91	266	—	2	359
Corporate	917	2,324	1	19	3,261
Municipal	30	79	—	—	109
Residential mortgage-backed	48	373	—	—	421
Commercial mortgage-backed	102	682	—	—	784
Asset-backed	47	725	—	—	772
Total fixed maturity and short-term investments	$1,263	$4,691	$1	$215	$6,170
Included within residential mortgage-backed securities as of March 31, 2025 were securities issued by U.S. governmental agencies with a fair value of $228 million (December 31, 2024: $234 million).
Included within commercial mortgage-backed securities as of March 31, 2025 were securities issued by U.S. governmental agencies with a fair value of $49 million (December 31, 2024: $57 million).
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 22

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

As of March 31, 2025	Amortized Cost	Fair Value	% of Total Fair Value
	(in millions of U.S. dollars)
One year or less	$663	$658	10.1%
More than one year through five years	1,829	1,758	27.2%
More than five years through ten years	1,228	1,147	17.6%
More than ten years	1,279	965	14.8%
Residential mortgage-backed	476	444	6.8%
Commercial mortgage-backed	772	742	11.4%
Asset-backed	782	789	12.1%
	$7,029	$6,503	100.0%
Unrealized Gains and Losses on AFS Short-term and Fixed Maturity Investments
The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturity investments classified as AFS were as follows:

		Gross Unrealized Gains	Gross Unrealized Losses
As of March 31, 2025	Amortized Cost		Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$581	$2	$(16)	$—	$567
U.K. government	42	—	(3)	—	39
Other government	293	1	(21)	—	273
Corporate	2,785	15	(231)	—	2,569
Municipal	89	—	(13)	—	76
Residential mortgage-backed	438	3	(32)	—	409
Commercial mortgage-backed	665	4	(26)	—	643
Asset-backed	738	12	(2)	—	748
	$5,631	$37	$(344)	$—	$5,324

		Gross Unrealized Gains	Gross Unrealized Losses
As of December 31, 2024	Amortized Cost		Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$426	$1	$(20)	$—	$407
U.K. government	32	—	(3)	—	29
Other government	292	—	(24)	—	268
Corporate	2,602	7	(266)	—	2,343
Municipal	94	—	(15)	—	79
Residential mortgage-backed	409	2	(38)	—	373
Commercial mortgage-backed	711	4	(33)	—	682
Asset-backed	714	13	(2)	—	725
	$5,280	$27	$(401)	$—	$4,906
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 23

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

	12 Months or Greater		Less Than 12 Months		Total
As of March 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$69	$(14)	$187	$(2)	$256	$(16)
U.K. government	8	(2)	21	(1)	29	(3)
Other government	47	(7)	176	(14)	223	(21)
Corporate	1,221	(209)	463	(22)	1,684	(231)
Municipal	66	(12)	5	(1)	71	(13)
Residential mortgage-backed	190	(31)	66	(1)	256	(32)
Commercial mortgage-backed	317	(24)	137	(2)	454	(26)
Asset-backed	10	—	223	(2)	233	(2)
Total short-term and fixed maturity investments	$1,928	$(299)	$1,278	$(45)	$3,206	$(344)

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$77	$(16)	$116	$(4)	$193	$(20)
U.K. government	8	(2)	15	(1)	23	(3)
Other government	45	(8)	203	(16)	248	(24)
Corporate	1,327	(235)	620	(31)	1,947	(266)
Municipal	69	(14)	6	(1)	75	(15)
Residential mortgage-backed	198	(37)	66	(1)	264	(38)
Commercial mortgage-backed	351	(29)	117	(4)	468	(33)
Asset-backed	21	(1)	124	(1)	145	(2)
Total short-term and fixed maturity investments	$2,096	$(342)	$1,267	$(59)	$3,363	$(401)
As of March 31, 2025 and December 31, 2024, the number of securities classified as AFS in an unrealized loss position for which an allowance for credit loss is not recorded was 3,329 and 3,688, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 2,092 and 2,267, respectively.
The contractual terms of a majority of these investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the security. While interest rates have increased and credit spreads have widened, and in certain cases credit ratings were downgraded, we currently do not expect the issuers of these fixed maturities will settle them at a price less than their amortized cost basis and therefore it is expected that we will recover the entire amortized cost basis of each security. Furthermore, we do not intend to sell the securities that are currently in an unrealized loss position, and it is also not more likely than not we will be required to sell the securities, before the recovery of their amortized cost bases.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 24

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Investments

Allowance for Credit Losses on AFS Fixed Maturity Investments
As of March 31, 2025, allowance for credit losses was less than $1 million. For March 31, 2024 the following table provides a reconciliation of the beginning and ending allowance for credit losses on our AFS debt securities:

	Three Months Ended March 31,
	2024
	Corporate	Commercial mortgage backed	Total
	(in millions of U.S. dollars)
Allowance for credit losses, beginning of period	$(15)	$(1)	$(16)
Increase to the allowance for credit losses on securities that had an allowance recorded in the previous period	(1)	—	(1)
Allowance for credit losses, end of period	$(16)	$(1)	$(17)
During the three months ended March 31, 2025 and 2024, we did not have any write-offs charged against the allowance for credit losses or any recoveries of amounts previously written off.
Equity Investments
The following table summarizes our equity investments:

	March 31, 2025	December 31, 2024
	(in millions of U.S. dollars)
Equity Investments
Privately held equity investments in common and preferred stocks	$455	$460
Publicly traded equity investments in common and preferred stocks	153	176
Exchange-traded funds	135	151
Warrants and other	16	16
Total	$759	$803
Other Investments
The following table summarizes our other investments carried at fair value:

	March 31, 2025	December 31, 2024
	(in millions of U.S. dollars)
Other Investments
Private equity funds	$1,949	$1,926
Private credit funds	915	864
Real estate funds	427	401
Hedge funds	386	410
Fixed income funds	375	369
CLO equity funds	124	162
CLO equities	25	52
Equity funds	5	4
Total	$4,206	$4,188
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 25

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Investments

Other investments, including equities measured at fair value using NAV as a practical expedient
We use NAV as a practical expedient to fair value certain of our other investments, including equities.
The table below details the estimated period by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process as of March 31, 2025 for our investments measured at fair value using NAV as a practical expedient:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Total	Redemption Frequency (1)
	(in millions of U.S. dollars)
Equities
Privately held equity investments	$—	$—	$—	$—	$71	$71	not eligible/ restricted

Other investments
Private equity funds	$69	$—	$—	$—	$1,880	$1,949	quarterly for unrestricted amount
Private credit funds	59	—	—	—	470	529	quarterly for unrestricted amount
Real estate fund	—	—	—	—	427	427	not eligible/ restricted
Hedge funds	386	—	—	—	—	386	monthly to bi-annually
Fixed income funds	339	—	—	—	31	370	monthly to quarterly
CLO equity funds	123	—	—	—	1	124	quarterly to bi-annually
Total	$976	$—	$—	$—	$2,880	$3,856
(1) Redemption frequency relates to unrestricted amounts.
Equity Method Investments
The table below shows our equity method investments:

	March 31, 2025		December 31, 2024
	Ownership %	Carrying Value	Ownership %	Carrying Value
	(in millions of U.S. dollars)
Core Specialty	19.8%	$285	19.9%	$281
Monument Re	24.6%	20	24.6%	19
Positive Physicians Holdings, Inc	27.0%	13	27.0%	13
		$318		$313
Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to us. The funds held balance is credited with investment income and losses paid are deducted.
We present funds held as a single category within the consolidated balance sheets. The following table summarizes the components of funds held:

	March 31, 2025	December 31, 2024
	(in millions of U.S. dollars)
Funds held - directly managed	$2,353	$2,446
Funds held by reinsured companies	2,319	2,533
Total funds held	$4,672	$4,979
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 26

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Investments

Funds Held - Directly Managed
The following table summarizes the components of the investments collateralizing the funds held - directly managed:

	March 31, 2025	December 31, 2024
	(in millions of U.S. dollars)
Funds held - directly managed, at cost	$2,460	$2,587
Fair value changes in:
Accumulated change in fair value - embedded derivative accounting	(107)	(141)
Funds held - directly managed, at fair value	$2,353	$2,446
The majority of our funds held - directly managed is comprised of short-term and fixed maturities. The $93 million decrease in funds held - directly managed from December 31, 2024 to March 31, 2025 was primarily due to the impact of net paid losses; partially offset by fair value changes on fixed maturities and other investments, including equities.
Funds Held by Reinsured Companies
The following table summarizes the components of our funds held by reinsured companies:

	March 31, 2025	December 31, 2024
	(in millions of U.S. dollars)
Funds held by reinsurance companies, at amortized cost	$2,315	$2,528
Fair value of embedded derivative (1)	4	5
Funds held by reinsured companies	$2,319	$2,533
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
The $214 million decrease in funds held by reinsured companies from December 31, 2024 to March 31, 2025 was primarily driven by net paid losses primarily related to the Aspen loss portfolio transfers ("LPTs").
Net Investment Income
Major categories of net investment income are summarized as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in millions of U.S. dollars)
Fixed maturity investments	$70	$84
Short-term investments and cash and cash equivalents	17	8
Funds held	55	58
Investment income from fixed maturities and cash and cash equivalents	142	150
Equity investments	8	8
Other investments	9	12
Investment income from equities and other investments	17	20
Gross investment income	159	170
Investment expenses	(11)	(10)
Net investment income	$148	$160
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 27

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Investments

Net Realized Gains (Losses) and Fair Value Changes
Investment purchases and sales are recorded on a trade-date basis. Realized gains and losses on the sale of investments are based upon specific identification of the cost of investments. Components of net realized gains (losses) and fair value changes recorded within our unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in millions of U.S. dollars)
Net realized gains (losses) on sales:
Gross realized gains on fixed maturity securities, AFS	$3	$5
Gross realized losses on fixed maturity securities, AFS	(5)	(10)
Increase in allowance for expected credit losses on fixed maturity securities, AFS	—	(1)
Total net realized losses on sales	$(2)	$(6)
Fair value changes in trading securities, funds held and other investments:
Fixed maturity securities, trading	$1	$(14)
Funds held - directly managed	18	(5)
Equity securities	(30)	37
Other investments	43	67
Investment derivatives	11	—
Total fair value changes in trading securities, funds held and other investments	$43	$85
Net realized losses and fair value changes in trading securities, funds held and other investments	$41	$79
The gross realized gains and losses on AFS investments for the three months ended March 31, 2025 and 2024 included in the table above resulted from sales of $386 million and $436 million, respectively.
For the three months ended March 31, 2025 and 2024, fair value changes in trading securities, funds held and other investments recorded within the statement of operations relating to equity securities still held on the balance sheet date were $(30) million and $37 million, respectively.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 28

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Investments

Restricted Assets
The carrying value of our restricted assets, including restricted cash of $311 million and $456 million as of March 31, 2025 and December 31, 2024, respectively, was as follows:

	March 31, 2025	December 31, 2024	Financial Statement Line Items where presented
	(in millions of U.S. dollars)
Collateral in trust for third party agreements	$4,601	$4,832	Fixed maturities Equity investments Other investments Restricted cash
Assets on deposit with regulatory authorities	66	63	Fixed maturities Other investments Restricted cash
Collateral for secured letter of credit facilities	35	45	Fixed maturities Restricted cash
Funds at Lloyd's (1)	219	229	Equity investments Other investments Restricted cash
	$4,921	$5,169
(1) We managed and provided capacity for one Lloyd's syndicate as of both March 31, 2025 and December 31, 2024. Lloyd's determines the required capital principally through the use of an internal model that calculates a solvency capital requirement for each syndicate. This capital is referred to as FAL and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources.

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
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 29

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
In June 2024, we entered into four one-month forward interest rate swaps each with a different underlying swap term of 2 to 5 years, receiving a fixed rate and paying a floating rate with a notional value of $125 million to (1) partially mitigate the risk that interest rates could decrease prior to our receipt of the premium consideration and (2) reduce asset and liability mismatch risk driven by investment restrictions for the LPT transaction related to property catastrophe and COVID-19 exposures that was signed and closed in June 2024.
In December 2024, we entered into three three-month forward interest rate swaps, receiving a fixed rate and paying a floating rate with a notional value of $823 million, £252 million, and €383 million to partially mitigate the risk that interest rates could decrease prior to our receipt of the consideration for the LPT transaction related to a diversified mix of business including liability, professional risk, and motor signed in December, 2024. As the transaction had not yet closed prior to the expiration of the forward starting period, the three forward interest rate swaps were
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 30

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | 6. DERIVATIVES AND HEDGING INSTRUMENTS

terminated in March 2025 and three new three-month forward interest rate swaps were entered into, receiving a fixed rate and paying a floating rate with the same notional values and for the same purpose as the terminated forward interest rate swaps. For the three months ended March 31, 2025, we recognized a gain from fair value changes of $4 million related to the terminated interest rate swaps.
The following table presents the gross notional amounts and estimated fair values of our derivatives recorded within other assets and other liabilities on the consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Gross Notional Amount	Fair Value (1)		Gross Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$237	$1	$5	$227	$2	$—

Derivatives not designated as hedging instruments
Foreign currency forward contracts	399	4	3	282	3	1
Interest rate swaps	1,687	7	—	1,660	—	6
Others	3	—	—	—	—	—
Total	$2,326	$12	$8	$2,169	$5	$7
(1) Refer to Note 10 for additional information regarding the fair value of our derivatives.
The following table presents the net gains and losses relating to our derivative instruments for the three months ended March 31, 2025 and 2024:

		Amount of Net Gains (Losses)
	Financial statement line item where gain (loss) is recognized on derivatives	Three Months Ended
		2025	2024
		(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Accumulated other comprehensive loss	$(7)	$7

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Net foreign exchange (loss) gains	3	2
Interest rate swaps	Fair value changes in trading securities, funds held and other investments	11	—
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 31

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
The following table presents a summary of the DCA balances and related activity for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in millions of U.S. dollars)
Beginning carrying value	$745	$731
Recorded during the period	4	—
Amortization	(30)	(30)
Ending carrying value	$719	$701

8. LOSSES AND LOSS ADJUSTMENT EXPENSES

The liability for losses and LAE, also referred to as loss reserves, represents both gross estimates before reinsurance for unpaid reported losses (Outstanding Loss Reserves, or "OLR") and losses that have been incurred but not yet reported ("IBNR") estimated using actuarial methods. We recognize an asset for the portion of the liability that we expect to recover from reinsurers. LAE reserves include allocated LAE ("ALAE") and unallocated LAE ("ULAE"). ALAE are linked to the settlement of an individual claim or loss, whereas ULAE are based on our estimates of future costs to administer the claims. IBNR includes amounts for unreported claims, development on known claims and reopened claims.
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
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 32

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 8. Losses and Loss Adjustment Expenses

The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE:

	Three Months Ended
	March 31,
	2025	2024
	(in millions of U.S. dollars)
Balance as of beginning of period	$11,404	$12,359
Reinsurance reserves recoverable on unpaid losses	(628)	(774)
Net balance as of beginning of period	10,776	11,585
Net incurred losses and LAE:
Current period:
Increase in estimates of net ultimate losses	3	5
Total current period	3	5
Prior periods:
Reduction in estimates of net ultimate losses	(8)	(6)
Reduction in provisions for ULAE	(21)	(17)
Amortization of fair value adjustments	5	3
Changes in fair value - fair value option (1)	5	(4)
Total prior periods	(19)	(24)
Total net incurred losses and LAE	(16)	(19)
Net paid losses:
Prior periods	(739)	(670)
Total net paid losses	(739)	(670)
Other changes:
Effect of exchange rate movement	66	(69)
Assumed business (2)	358	—
Total other changes	424	(69)
Net balance as of March 31	10,445	10,827
Reinsurance reserves recoverable on unpaid losses	636	723
Balance as of March 31	$11,081	$11,550

	As of
	March 31, 2025	December 31, 2024
	(in millions of U.S. dollars)
Reconciliation to Consolidated Balance Sheets:
Losses and loss adjustment expenses	$10,085	$10,407
Losses and loss adjustment expenses, at fair value	996	997
Total losses and loss adjustment expenses	$11,081	$11,404

Reinsurance balances recoverable on paid and unpaid losses	$522	$533
Reinsurance balances recoverable on paid and unpaid losses - fair value option	194	179
Total reinsurance balances recoverable on paid and unpaid losses	716	712
Less: Paid losses recoverable	(80)	(84)
Reinsurance reserves recoverable on unpaid losses	$636	$628
(1) Comprises discount rate and risk margin components.
(2) Amounts from 2025 correspond to the net loss reserves assumed from signed and closed reinsurance agreements described in Note 3, as well as other individually insignificant closed transactions.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 33

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 8. Losses and Loss Adjustment Expenses

Prior Period Development
Reduction in Estimates of Net Ultimate Losses
The following table summarizes the change in estimates of net ultimate losses related to prior years in our Run-off segment by line of business:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in millions of U.S. dollars)
Asbestos	$—	$(24)
Environmental	—	25
General casualty	17	18
Workers' compensation	(5)	(2)
Construction defect	1	2
Professional indemnity/ Directors and officers	(5)	(29)
Motor	(7)	4
Property	—	(1)
All other	(9)	1
Total	(8)	(6)
Three Months Ended March 31, 2025:
The reduction in estimates of net ultimate losses of $8 million was driven by favorable developments on our all other, motor, workers’ compensation, and professional indemnity / directors and officers of $9 million, $7 million, $5 million, and $5 million, respectively. This is a result of favorable claims experience, most notably in the 2024 acquisition year.
The results were partially offset by adverse development on our general casualty line of business of $17 million as a result of adverse claims experience.
Three Months Ended March 31, 2024:
The prior period reduction in estimates of net ultimate losses of $6 million was driven by favorable development across multiple lines of business. The primary drivers included favorable development on our professional indemnity / directors and officers line of business of $29 million, driven by favorable claims experience, and favorable development on our asbestos line of business of $24 million resulting from actuarial analysis. These were partially offset by adverse development on our general casualty line of business of $18 million, driven by adverse claims experience, and adverse development on our environmental line of business of $25 million due to results from actuarial reviews in the period.
Reduction in Provisions for ULAE
Three Months Ended March 31, 2025 and 2024:
The favorable reductions in provisions for ULAE for the three months ended March 31, 2025 and 2024 were driven by corresponding reductions in loss reserves and the associated estimated cost of managing such liabilities, and offsets corresponding expenses incurred within general and administrative expenses each period.
Changes in Fair Value - Fair Value Option
Three Months Ended March 31, 2025 and 2024:
PPD for the three months ended March 31, 2025 was adversely impacted by changes in the fair value of liabilities for which we have elected the fair value option by $5 million, which was primarily a result of a normal accretion of discount.
For the comparative period, PPD was favorably impacted by changes in the fair value of liabilities for which we have elected the fair value option of $4 million, which was primarily driven by an increase in U.K. corporate bond yields during the first quarter of 2024.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 34

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 9. Defendant Asbestos and Environmental Liabilities

9. DEFENDANT ASBESTOS AND ENVIRONMENTAL LIABILITIES

The carrying value of the defendant asbestos and environmental liabilities (“defendant A&E liabilities”), insurance recoveries, future estimated expenses and the fair value adjustments related to DCo and Morse TEC was as follows:

	March 31, 2025	December 31, 2024
	(in millions of U.S. dollars)
Defendant A&E liabilities:
Defendant asbestos liabilities	$685	$706
Defendant environmental liabilities	9	9
Estimated future expenses	31	32
Fair value adjustments	(196)	(202)
Defendant A&E liabilities	529	545

Insurance balances recoverable:
Insurance recoverables related to defendant asbestos liabilities (net of allowance: 2025 and 2024 - $4) (1)	212	216
Fair value adjustments	(43)	(44)
Insurance balances recoverable	169	172

Net liabilities relating to defendant A&E exposures	$360	$373
(1) A significant portion of the insurance recoverable of $98 million established as part of acquisition accounting in 2019 has been subject to a prolonged contractual coverage dispute. During the quarter, we received a favorable judgment on coverage. While the matter is unsettled and is subject to further legal proceedings and appeal by the insurance company, it could result in significant favorable outcome to us in future periods.
The table below provides a consolidated reconciliation of the beginning and ending liability for defendant A&E liabilities:

	Three Months Ended
	March 31,
	2025	2024
	(in millions of U.S. dollars)
Balance as of January 1	$545	$567
Insurance balances recoverable	(172)	(172)
Net balance as of January 1	373	395
Amounts recorded in defendant asbestos and environmental expenses:
Reduction in estimated future expenses	(1)	(1)
Amortization of fair value adjustments	5	4
Total defendant asbestos and environmental expenses	4	3
Total paid claims	(17)	(12)
Net balance as of March 31	360	386
Insurance balances recoverable	169	170
Balance as of March 31	$529	$556
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 35

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
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 36

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 10. Fair Value Measurements

We have categorized our assets and liabilities that are recorded at fair value on a recurring and nonrecurring basis among levels based on the observability of inputs, or at fair value using NAV per share (or its equivalent) as follows:

	March 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured Using NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$579	$—	$—	$579
U.K. government	—	53	—	—	53
Other government	—	364	—	—	364
Corporate	—	3,414	13	—	3,427
Municipal	—	105	—	—	105
Residential mortgage-backed	—	444	—	—	444
Commercial mortgage-backed	—	742	—	—	742
Asset-backed	—	759	30	—	789
	$—	$6,460	$43	$—	$6,503

Funds held (1)	$70	$2,209	$4	$74	$2,357
Equities:
Privately held equity investments	$—	$—	$384	$71	$455
Publicly traded equity investments	143	9	1	—	153
Exchange-traded funds	135	—	—	—	135
Warrant and others	—	—	16	—	16
	$278	$9	$401	$71	$759
Other investments:
Private equity funds	$—	$—	$—	$1,949	$1,949
Private credit funds	—	386	—	529	915
Hedge funds	—	—	—	386	386
Fixed income funds	—	5	—	370	375
Real estate fund	—	—	—	427	427
CLO equity funds	—	—	—	124	124
CLO equities	—	25	—	—	25
Equity funds	—	5	—	—	5
	$—	$421	$—	$3,785	$4,206
Total Investments, excluding funds held by reinsured companies and equity method investments	$348	$9,099	$448	$3,930	$13,825

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$194	$—	$194

Other Assets:
Derivatives qualifying as hedging	$—	$1	$—	$—	$1
Derivatives not qualifying as hedging	—	11	—	—	11
Derivative instruments	$—	$12	$—	$—	$12

Losses and LAE:	$—	$—	$996	$—	$996

Other Liabilities:
Derivatives qualifying as hedging	$—	$5	$—	$—	$5
Derivatives not qualifying as hedging	—	3	—	—	3
Derivative instruments	$—	$8	$—	$—	$8
(1) The difference in the amount of funds held shown at fair value and the funds held shown in our unaudited condensed consolidated balance sheet relates to the $2.3 billion of funds held by reinsured companies carried at amortized cost as of March 31, 2025.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 37

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 10. Fair Value Measurements

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured Using NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$420	$—	$—	$420
U.K government	—	44	—	—	44
Other government	—	359	—	—	359
Corporate	—	3,244	17	—	3,261
Municipal	—	109	—	—	109
Residential mortgage-backed	—	421	—	—	421
Commercial mortgage-backed	—	784	—	—	784
Asset-backed	—	742	30	—	772
	—	6,123	47	—	6,170

Funds held (1)	$70	$2,305	$5	$71	$2,451
Equities:
Privately held equity investments	$—	$—	$389	$71	$460
Publicly traded equity investments	166	9	1	—	176
Exchange-traded funds	151	—	—	—	151
Warrant and others	—	—	16	—	16
	$317	$9	$406	$71	$803
Other investments:
Private equity funds	$—	$—	$—	$1,926	$1,926
Private credit funds	—	363	—	501	864
Hedge funds	—	—	—	410	410
Real estate funds	—	—	—	401	401
Fixed income funds	—	5	—	364	369
CLO equity funds	—	—	—	162	162
CLO equities	—	52	—	—	52
Equity funds	—	4	—	—	4
	$—	$424	$—	$3,764	$4,188
Total Investments, excluding funds held by reinsured companies and equity method investments	$387	$8,861	$458	$3,906	$13,612

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$179	$—	$179

Other Assets:
Derivatives qualifying as hedging	$—	$2	$—	$—	$2
Derivatives not qualifying as hedging	—	3	—	—	3
Derivative instruments	$—	$5	$—	$—	$5

Losses and LAE:	$—	$—	$997	$—	$997

Other Liabilities:
Derivatives not qualifying as hedging	$—	$7	$—	$—	$7
(1) The difference in the amount of funds held shown at fair value and the funds held shown in our consolidated balance sheet relates to the $2.5 billion of funds held by reinsured companies carried at amortized cost as of December 31, 2024.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 38

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
Investments
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended
	March 31, 2025
	Fixed maturity investments		Equities			Total
	Corporate	Asset-backed	Privately-held Equities	Public Equities	Warrants and Other
	(in millions of U.S. dollars)
Beginning fair value	$17	$30	$389	$1	$16	$453
Sales and paydowns	(5)	—	—	—	—	(5)
Total fair value changes in trading securities, funds held and other investments (1)	1	—	(5)	—	—	(4)
Ending fair value	$13	$30	$384	$1	$16	$444

	Three Months Ended
	March 31, 2024
	Fixed maturity investments		Equities		Total
	Corporate	Asset-backed	Privately-held Equities	Public Equities
	(in millions of U.S. dollars)
Beginning fair value	$12	$11	$299	$1	$323
Total fair value changes in trading securities, funds held and other investments (1)	—	—	(2)	—	(2)
Transfer into Level 3 from Level 2	5	15	—	—	20
Ending fair value	$17	$26	$297	$1	$341
(1) Fair value changes in trading securities, funds held and other investments included in our consolidated statements of operations is equal to the change in fair value changes in trading securities, funds held and other investments relating to assets held at the end of the reporting period.
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
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 39

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 10. Fair Value Measurements

Valuation Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for our fixed maturity and equity investments measured at fair value on a recurring and non-recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of March 31, 2025	Unobservable Input	Range (Average) (1)
	(in millions of U.S. dollars)
Recurring basis:

Fixed maturities
Corporate
Discounted cash flow	$13	YTM; implied total yield	6.04% - 9.65%
Asset-backed
Discounted cash flow	30	YTM	6.32% - 9.41%
Total fixed maturities	$43

Equity investments
Privately held equity investments
Guideline company methodology; Option pricing model	$220	P/BV multiple P/BV (excluding AOCI) multiple Expected term	1.3x - 1.8x 1.3x -1.7x 1-3 years
Guideline companies method	67	P/BV multiple Price/2025 earnings	1.6x - 1.7x 8x - 9.5x
Guideline companies method	36	LTM Enterprise Value/ EBITDA multiples	14.5x - 15.9x
Earnings	4	Multiple on earnings	5x
Dividend discount model	56	Discount rate	7.4%
	383

Publicly traded equity investments
Discounted cash flow	1	Implied total yield	8.50%

Warrants and Other
Black-Scholes model	16	Expected term in years	9.5 years
Total recurring equity Investments	$400

Non-recurring basis:

Privately held equity investments
Cost as approximation of fair value	$1	Cost as approximation of fair value

Total Recurring and Non-recurring equity investments	$401
(1) The average represents the arithmetic average of the inputs and is not weighted by the relative fair value.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 40

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
The following table presents a reconciliation of the beginning and ending balances for the embedded derivative measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended March 31,
	2025	2024
	(in millions of U.S. dollars)
Beginning fair value	$5	$40
Total fair value changes	(1)	(18)
Ending fair value	$4	$22
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
Valuations Techniques and Inputs
The table below presents the qualitative information related to the fair value measurements for the embedded derivative on our funds held by reinsured companies measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of March 31, 2025	Unobservable Input	Average
	(in millions of U.S. dollars)
Monte Carlo simulation model; Discounted cash flow analysis	$4	Volatility rate; Expected Loss Payments	3.46% $210 million

Insurance Contracts - Fair Value Option

	Three Months Ended March 31,
	2025			2024
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
	(in millions of U.S. dollars)
Beginning fair value	$997	$183	$814	$1,163	$217	$946
Incurred losses and LAE:
(Reduction) increase in estimates of ultimate losses	(2)	1	(3)	(6)	(9)	3
Reduction in unallocated LAE	(1)	—	(1)	(2)	—	(2)
Change in fair value due to changes in :
Average payout	9	1	8	10	2	8
Corporate bond yield	(3)	—	(3)	(16)	(3)	(13)
Risk cost of capital	—	—	—	1	—	1
Total change in fair value	6	1	5	(5)	(1)	(4)
Total incurred losses and LAE	3	2	1	(13)	(10)	(3)
Paid losses	(26)	6	(32)	(39)	(6)	(33)
Effect of exchange rate movements	22	3	19	(13)	6	(19)
Ending fair value	$996	$194	$802	$1,098	$207	$891

Enstar Group Limited | First Quarter 2025 | Form 10-Q                 41

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 10. Fair Value Measurements

Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis:

Valuation Technique		March 31, 2025	December 31, 2024
	Unobservable (U) and Observable (O) Inputs	Weighted Average
Internal model	Corporate bond yield (O)	A Rated	A Rated
Internal model	Credit spread for Instrument-specific credit risk (U)	0.40%	0.40%
Internal model	Risk cost of capital (U)	6.15%	6.15%
Internal model	Weighted average cost of capital (U)	9.25%	9.25%
Internal model	Average payout - liability (U)	8.01 years	8.10 years
Internal model	Average payout - reinsurance balances recoverable on paid and unpaid losses (U)	8.04 years	8.39 years
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
Disclosure of Fair Values for Financial Instruments Carried at Cost
Senior and Junior Subordinated Notes
The following table presents the fair values of our Senior and Junior Subordinated Notes carried at amortized cost:

	March 31, 2025
	Amortized Cost	Fair Value
	(in millions of U.S. dollars)
4.95% Senior Notes due 2029	$497	$498
3.10% Senior Notes due 2031	496	432
Total Senior Notes	$993	$930
5.75% Junior Subordinated Notes due 2040	$116	$117
5.50% Junior Subordinated Notes due 2042	494	487
7.50% Junior Subordinated Notes due 2045	345	355
Total Junior Subordinated Notes	$955	$959
Total debt	$1,948	$1,889
The fair value of our Senior Notes and our Junior Subordinated Notes was based on observable market pricing from a third-party pricing service.
Both the Senior Notes and Junior Subordinated Notes are classified as Level 2.
Insurance Contracts
Disclosure of fair value of amounts relating to insurance contracts is not required, except those for which we elected the fair value option, as described above.
Remaining Financial Assets and Liabilities
Our remaining financial assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of March 31, 2025 and December 31, 2024.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 42

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
We recognize the results of the GCM Fund on a one quarter lag. As of March 31, 2025, $115 million of the initial commitment has been called. The carrying amounts of the assets and liabilities of the GCM Fund are presented within existing captions in our consolidated balance sheet as of March 31, 2025. Net investment income, changes in the fair value of assets and liabilities of the GCM Fund and management fees are presented within existing captions in the consolidated statements of operations.
We recognized fair value changes in trading securities, funds held and other investments of $4 million and $1 million for the three months ended March 31, 2025 and 2024, respectively.
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
The assets of Enstar are not available to the creditors of the GCM Fund.
Nonconsolidated VIEs
The tables below present the fair value of our investments in nonconsolidated VIEs as well as our maximum exposure to loss associated with these VIEs:

	March 31, 2025			December 31, 2024
	Fair Value	Unfunded Commitments	Maximum Exposure to Loss	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
	(in millions of U.S. dollars)
Equities
Publicly traded equity investment in common stock	$56	$—	$56	$59	$—	$59
Privately Held Equity	57	9	66	61	—	61
Total	$113	$9	$122	$120	$—	$120
Other investments
Hedge funds	$386	$—	$386	$410	$—	$410
Fixed income funds	370	34	404	365	34	399
Private equity funds	1,450	463	1,913	1,442	501	1,943
CLO equity funds	124	—	124	162	—	162
Private credit funds	696	206	902	638	231	869
Real estate funds	172	130	302	162	137	299
Total	$3,198	$833	$4,031	$3,179	$903	$4,082
Total investments in nonconsolidated VIEs	$3,311	$842	$4,153	$3,299	$903	$4,202
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 43

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 12. Debt Obligations

12. DEBT OBLIGATIONS

We utilize debt financing and credit facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes.
Our debt obligations were as follows:

				March 31, 2025		December 31, 2024
Facility	Origination	Term	Principal	(Unamortized Cost) / Fair Value Adjustments	Carrying Value	(Unamortized Cost) / Fair Value Adjustments	Carrying Value
			(in millions of U.S. dollars)
4.95% Senior Notes due 2029	May 2019	10 years	$500	$(3)	$497	$(3)	$497
3.10% Senior Notes due 2031	August 2021	10 years	500	(4)	496	(4)	496
Total Senior Notes					993		993
5.75% Junior Subordinated Notes due 2040 (1)	August 2020	20 years	117	(1)	116	(4)	346
5.50% Junior Subordinated Notes due 2042	January 2022	20 years	500	(6)	494	(6)	494
7.50% Junior Subordinated Notes due 2045	March 2025	20 years	350	(5)	345	—	—
Total Junior Subordinated Notes					955		840
EGL Revolving Credit Facility (2)	May 2023	5 years			—		—
Total debt obligations					$1,948		$1,833
(1) As of December 31, 2024 the principal amount of these notes were $350 million.
(2) Origination date on EGL Revolving Credit Facility represents the date of the most recent amendment and restatement.
Junior Subordinated Notes
During the first quarter of 2025, we completed the issuance and sale of $350 million in aggregate principal amount of our 7.50% Fixed-Rate Reset Junior Subordinated Notes due 2045, resulting in $345 million of proceeds, net of $5 million of debt issuance costs. We also completed a cash tender offer for a portion of our 5.75% Fixed-Rate Reset Junior Subordinated Notes due 2040 that are subject to an interest rate reset beginning September 1, 2025, at a fixed rate per annum equal to the five-year U.S. treasury rate calculated as of two business days prior to the beginning of such five-year period plus 5.468%. The aggregate principal amount tendered was $233 million and we recorded a loss on the partial extinguishment of $3 million during the first quarter of 2025, which was included within general and administrative expenses in our consolidated statement of operations. The remaining $117 million will be callable as of September 1, 2025 for the outstanding 5.75% Fixed-Rate Reset Junior Subordinated Notes due 2040 at 100% of par value plus accrued and unpaid interest.

The 7.50% Fixed-Rate Reset Junior Subordinated Notes will bear interest (a) from the date of original issue to, but excluding, April 1, 2035, at the fixed rate of 7.50% per annum and (b) from, and including, April 1, 2035, during each five-year period thereafter, at a rate per annum equal to the five-year Treasury Rate as of two business days prior to the beginning of such five-year period plus 3.186%, as reset at the beginning of each such five-year period. Interest will be paid in arrears on April 1 and October 1 of each year, commencing on October 1, 2025. If, as of any interest payment date, a Mandatory Deferral Event (as defined below) has occurred and is continuing, the Company will be required to defer payment of all (and not less than all) of the interest accrued on the Junior Subordinated Notes as of such interest payment date. A “Mandatory Deferral Event” will be deemed to have occurred if the Company or all of its subsidiaries that are regulated insurance or reinsurance companies (or part of such regulatory group) are in breach of the enhanced capital requirements under applicable insurance supervisory laws (the “Enhanced Capital Requirements”), or would breach such Enhanced Capital Requirements if payment of accrued and unpaid interest on the Junior Subordinated Notes, together with any accrued and unpaid interest on any junior subordinated notes outstanding that rank equally in right of payment with the Junior Subordinated Notes, were made.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 44

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 13. Noncontrolling Interests

13. NONCONTROLLING INTERESTS

Noncontrolling Interests
As of March 31, 2025 and December 31, 2024, we had $6 million of non-controlling interests (“NCI”) primarily related to consolidated VIEs and voting interest entities, for both periods.
A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the unaudited condensed consolidated statements of changes in shareholder's equity.
14. SHAREHOLDERS' EQUITY

Ordinary Shares
The following is a reconciliation of our beginning and ending ordinary shares:

Total Voting Ordinary Shares
Beginning balance (1)	15,241,316
Shares issued (2)	24,542
Retired treasury stock (3)	(356,140)
Balance as of March 31, 2025 (1)	14,909,718
(1) Includes 2,035 shares of restricted stock.
(2) Ordinary Shares issued in relation to share-based compensation plan awards and the Employee Share Purchase Plan.
(3) The remaining 356,140 shares held in the Enstar Group Limited Benefit Trust (“EB Trust”) were cancelled on January 21, 2025.

Dividends on Preferred Shares
During the three months ended March 31, 2025 and 2024, we declared and paid dividends on Series D Preferred Shares of $7 million and on Series E Preferred Shares of $2 million for both periods.

Accumulated Other Comprehensive Income (Loss)
The following tables present a roll forward of accumulated other comprehensive income (loss):

	Three Months Ended
	March 31,
	2025
	Unrealized (losses) gains on available-for-sale investments	Cumulative currency translation adjustment	FVO - Own credit Adjustment	Total
	(in millions of U.S. dollars)
Balance December 31, 2024, net of tax	$(361)	$10	$10	$(341)
Unrealized gains on fixed maturities, AFS arising during the period	64	—	—	64
Reclassification adjustment for net realized losses included in net income	2	—	—	2
Other comprehensive income	66	—	—	66
Balance March 31, 2025, net of tax	$(295)	$10	$10	$(275)

Enstar Group Limited | First Quarter 2025 | Form 10-Q                 45

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 14. Shareholders' Equity

	Three Months Ended
	March 31,
	2024
	Unrealized (losses) gains on available-for-sale investments	Cumulative currency translation adjustment	FVO - Own credit Adjustment	Total
	(in millions of U.S. dollars)
Balance December 31, 2023, net of tax	$(368)	$12	$20	$(336)
Unrealized losses on fixed maturities, AFS arising during the period	(33)	—	—	(33)
Reclassification adjustment for change in allowance for credit losses recognized in net income	1	—	—	1
Reclassification adjustment for net realized losses included in net income	5	—	—	5
Change in currency translation adjustment	—	(1)	—	(1)
Other comprehensive loss	(27)	(1)	—	(28)
Balance March 31, 2024, net of tax	$(395)	$11	$20	$(364)
The following table presents details about the tax effects allocated to each component of other comprehensive income (loss):

	Three Months Ended
	March 31,
	2025			2024
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(in millions of U.S. dollars)
Unrealized gains (losses) on fixed maturities, AFS arising during the period	$67	$(3)	$64	$(41)	$8	$(33)
Reclassification adjustment for change in allowance for credit losses recognized in net income	—	—	—	1	—	1
Reclassification adjustment for net realized losses included in net income	2	—	2	5	—	5
Change in currency translation adjustment	—	—	—	(1)	—	(1)
Other comprehensive income (loss)	$69	$(3)	$66	$(36)	$8	$(28)

The following tables present details of amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended
Details about AOCI components	March 31,		Affected Line Item in Statement where Net Income are presented
	2025	2024
	(in millions of U.S. dollars)
Unrealized losses on fixed maturities, AFS	$(2)	$(6)	Net realized losses

Enstar Group Limited | First Quarter 2025 | Form 10-Q                 46

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 15. Earnings Per Share

15. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per ordinary share:

	Three Months Ended
	March 31,
	2025	2024
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net income attributable to Enstar ordinary shareholders:	$50	$119

Denominator:
Weighted-average ordinary shares outstanding — basic (1)	14,891,871	14,641,158
Effect of dilutive securities:
Share-based compensation plans (2)(3)	158,890	192,682
Weighted-average ordinary shares outstanding — diluted	15,050,761	14,833,840

Earnings per share attributable to Enstar ordinary shareholders:
Basic	$3.36	$8.13
Diluted	$3.32	$8.02
(1) For the three months ended March 31, 2024, weighted-average ordinary shares for basic earnings per share excludes ordinary shares held in the EB Trust in respect of Joint Share Ownership Plan ("JSOP") awards, which, as a result of us consolidating the EB Trust, are classified as treasury shares. On January 21, 2025 the JSOP awards were exercised, pursuant to the JSOP agreement, the remaining 356,140 shares held in the EB Trust were cancelled on January 21, 2025, for more information refer to Note 14 and Note 16.
(2) Share-based dilutive securities include restricted shares, restricted share units, directors’ restricted share units and performance share units. The number of potential ordinary shares excluded from diluted shares outstanding was 1,278 and 23,141 shares for the three months ended March 31, 2025 and 2024, respectively, because the effect of including those potential ordinary shares in the calculation would have been anti-dilutive. Securities may be anti-dilutive based on timing of forfeitures of share-based compensation awards or if the share price at grant date was greater than the average market price of our ordinary shares. Refer to Note 21 to the Consolidated Financial Statements included within our 2024 Form 10-K for additional information on the share-based compensation awards.
(3) Certain restricted share units and performance share units were converted from an equity award to a liability award during the year ended December 31, 2024. As a result, the applicable units no longer have a dilutive impact.

16. SHARE-BASED COMPENSATION

Joint Stock Ownership Plan Vesting
On January 20, 2025, the JSOP award vested at a market price of $327.00 per share and on January 21, 2025 the shares were exercised. As the market price exceeded the hurdle price and the performance condition based on growth in FDBVPS was met, 209,490 shares were issued to our Chief Executive Officer (“CEO”) (calculated as the market price of $327.00 less $205.89, multiplied by the 565,630 shares comprising the JSOP award, divided by the market price of $327.00). The remaining 356,140 shares held in the EB Trust were cancelled.

Enstar Group Limited | First Quarter 2025 | Form 10-Q                 47

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 17. Related Party Transactions

17. RELATED PARTY TRANSACTIONS

The following tables summarize our related party balances and transactions. Additional details about the nature of our relationships and transactions are disclosed in Note 24 to the consolidated financial statements in our 2024 Form 10-K.

As of March 31, 2025	Stone Point (1) (2)	Monument	AmTrust	Core Specialty	Other (3)
	(in millions of U.S. dollars)
Assets
Fixed maturities, trading, at fair value	$17	$—	$—	$—	$—
Fixed maturities, AFS, at fair value	282	—	—	—	—
Equities, at fair value	155	—	220	—	—
Funds held	—	—	—	18	—
Other investments, at fair value	396	—	—	—	1,768
Equity method investments	—	20	—	285	13
Total investments	850	20	220	303	1,781
Cash and cash equivalents	23	—	—	—	—
Other assets	8	—	—	—	—
Liabilities
Losses and LAE	—	—	—	139	—
Other liabilities	2	—	—	6	—
Net assets	$879	$20	$220	$158	$1,781
(1) As of March 31, 2025, investment funds managed by Stone Point Capital LLC ("Stone Point") own 1,451,196 of our Voting Ordinary Shares, which constitutes 9.7% of our outstanding Voting Ordinary Shares.
(2) As of March 31, 2025, we had unfunded commitments of $97 million to other investments, and $21 million to privately held equity managed by Stone Point and its affiliated entities.
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

As of December 31, 2024	Stone Point	Monument	AmTrust	Core Specialty	Other
	(in millions of U.S. dollars)
Assets
Fixed maturities, trading, at fair value	$23	$—	$—	$—	$—
Fixed maturities, AFS, at fair value	283	—	—	—	—
Equities, at fair value	156	—	222	—	—
Funds held	—	—	—	18	—
Other investments, at fair value	424	—	—	—	1,754
Equity method investments	—	19	—	281	13
Total investments	886	19	222	299	1,767
Cash and cash equivalents	38	—	—	—	—
Other assets	6	—	—	10	—
Liabilities
Losses and LAE	—	—	—	152	—
Other liabilities	1	—	—	—	—
Net assets	$929	$19	$222	$157	$1,767
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 48

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 17. Related Party Transactions

	Three Months Ended
	March 31, 2025
	Stone Point	Monument	AmTrust	Core Specialty	Other
	(in millions of U.S. dollars)
REVENUES
Net investment income	$2	$—	$2	$—	$3
Fair value changes in trading securities, funds held and other investments	4	—	(3)	—	16
Total revenues	6	—	(1)	—	19
EXPENSES
Net incurred losses and LAE	—	—	—	10	—
Total expenses	—	—	—	10	—
Income from equity method investments	—	—	—	4	—
Total net income (loss)	$6	$—	$(1)	$(6)	$19

	Three Months Ended
	March 31, 2024
	Stone Point	Monument	AmTrust	Core Specialty	Other
	(in millions of U.S. dollars)
REVENUES
Net investment income	$2	$—	$2	$—	$3
Fair value changes in trading securities, funds held and other investments	26	—	(2)	—	12
Total revenues	28	—	—	—	15
EXPENSES
Net incurred losses and LAE	—	—	—	23	—
Total expenses	—	—	—	23	—
(Loss) income from equity method investments	—	(30)	—	26	(1)
Total net income (loss)	$28	$(30)	$—	$3	$14
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 49

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
As of March 31, 2025, we had funds held concentrations to reinsurance counterparties exceeding 10% of shareholders’ equity of $3.7 billion (December 31, 2024: $3.8 billion) in aggregate. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. government and agency instruments and the reinsurance counterparties noted above, exceeded 10% of shareholders’ equity as of March 31, 2025. As of March 31, 2025, our credit exposure to the U.S. government and agency instruments was $1.1 billion (December 31, 2024: $917 million).
Legal Proceedings
We are, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation and arbitration regarding claims. Estimated losses relating to claims arising in the ordinary course of business, including the anticipated outcome of any pending arbitration or litigation, are included in the liability for losses and LAE in our unaudited condensed consolidated balance sheets. In addition to claims litigation, we may be subject to other lawsuits and regulatory actions in the normal course of business, which may involve, among other things, allegations of underwriting errors or omissions, employment claims or regulatory activity. We do not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material effect on our business, results of operations or financial condition. We anticipate that, similar to the rest of the (re)insurance industry, we will continue to be subject to litigation and arbitration proceedings in the ordinary course of business, including litigation generally related to the scope of coverage with respect to asbestos and environmental (“A&E”) and other claims.
Unfunded Investment Commitments
As of March 31, 2025, we had unfunded commitments of $1.2 billion to other investments, $25 million to equity method investments and $21 million to privately held equity. Included in the privately held equity amount, is a commitment we entered into to invest $10 million in an insurance-linked securities (“ILS”) arrangement through a Bermuda-based collateralized reinsurer, determined to be a related party, that will provide reinsurance capacity across a diversified portfolio of casualty programs.
Guarantees
As of March 31, 2025, and December 31, 2024 parental guarantees supporting reinsurance obligations, defendant A&E liabilities, subsidiary capital support arrangements and credit facilities were $2.4 billion and $2.5 billion, respectively. We also guarantee the 2040 and 2042 Junior Subordinated Notes, which have aggregate principal amounts of $617 million and $850 million as of March 31, 2025 and December 31, 2024, respectively.

19. SUBSEQUENT EVENTS

Transactions
Investment Commitments
During April, we entered into three commitments, including with related parties, to invest an aggregate of $120 million into private equity and private credit funds.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 50

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, the terms "Enstar," "we," "us" or "our" mean Enstar Group Limited and its consolidated subsidiaries.
The following discussion and analysis of our financial condition as of March 31, 2025 and our results of operations for the three months ended March 31, 2025 and 2024 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto included in our 2024 Form 10-K.
Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements" and Item 1A of our 2024 Form 10-K.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 51

Item 2 | Management's Discussion and Analysis | Operational Highlights

Operational Highlights

Our consolidated results for the three months ended March 31, 2025 reflect our continued progress on providing capital release solutions to our clients by acquiring and managing their run-off portfolios.
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
Capital and Other Activity

On March 18, 2025, we issued $350 million in aggregate principal amount of 7.50% Fixed-Rate Reset Junior Subordinated Notes due 2045. In conjunction with the issuance, on March 19, 2025, we completed a partial tender offer for $233 million of our 5.75% Fixed-Rate Reset Junior Subordinated Notes due 2040. The remaining $117 million will be callable as of September 1, 2025 for the outstanding 5.75% Fixed-Rate Reset Junior Subordinated Notes due 2040 at 100% of par value plus accrued and unpaid interest.
In March 2025, Cavello Bay Reinsurance Limited (“Cavello”), a wholly-owned subsidiary of Enstar, was assigned an AM Best Financial Strength Rating of ‘A’ and Long-Term Issuer Credit Rating of “a+”, each with stable outlook. Cavello is Enstar’s primary non-life run-off consolidator, and a Class 3B reinsurer.
Transactions During the Quarter

•In January 2025, we completed a novation agreement to assume the role of reinsurer in an existing reinsurance agreement covering a number of direct U.S. casualty insurance portfolios for accident years 2010 to 2020 and we assumed net loss reserves of $177 million in exchange for consideration of $175 million.
•In March 2025, we completed an LPT agreement with Atrium Syndicate 609, managed by Atrium Underwriters Limited, to reinsure a portfolio of marine, property, and general liability business underwritten in 2023 and prior and we assumed net loss reserves of $182 million in exchange for consideration of $180 million.
Refer to Note 3 of our unaudited condensed consolidated financial statements for a description of additional reinsurance and business acquisition agreements that were signed but not closed as of March 31, 2025.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 52

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations - For the Three Months Ended March 31, 2025 and 2024

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

Enstar Group Limited | First Quarter 2025 | Form 10-Q                 53

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

The following table sets forth certain unaudited interim condensed consolidated financial information:

	Three Months Ended
	March 31,		$ / pp Change
	2025	2024
	(in millions of U.S. dollars, except per share data)
Technical Results
Net premiums earned	$12	$11	$1
Net incurred losses and LAE
Current period	3	5	(2)
Prior period	(19)	(24)	5
Total net incurred losses and LAE	(16)	(19)	3
Acquisition costs	1	1	—
Investment Results
Net investment income	148	160	(12)
Net realized losses	(2)	(6)	4
Fair value changes in trading securities, funds held and other investments	43	85	(42)
Income (loss) from equity method investments	4	(5)	9
Amortization of net deferred charge assets	30	30	—
General and administrative expenses	91	87	4
Net foreign exchange losses (gains)	16	(9)	25
NET INCOME	59	128	(69)
NET INCOME ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$50	$119	$(69)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR	$125	$100	$25
GAAP measures:
ROE	0.9%	2.4%	(1.5)	pp
Annualized ROE	3.6%	9.5%	(5.9)	pp
Annualized TIR	5.4%	4.9%	0.5	pp
RLE	0.2%	0.2%	—	pp
Non-GAAP measures:
Adjusted ROE*	0.7%	2.6%	(1.9)	pp
Annualized Adjusted ROE*	2.9%	10.5%	(7.6)	pp
Annualized Adjusted TIR*	3.8%	5.5%	(1.7)	pp
Adjusted RLE *	0.3%	0.2%	0.1	pp
	As of		$ Change
	March 31, 2025	December 31, 2024
GAAP measure:
BVPS	$382.10	$380.29	$1.81
Non-GAAP measure:
Fully diluted BVPS*	$375.23	$368.47	$6.76
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
Overall Results
Three Months Ended March 31, 2025 versus 2024:
Net income attributable to Enstar ordinary shareholders decreased by $69 million to $50 million for the three months ended March 31, 2025 from $119 million in the comparative quarter, as a result of:
•A decrease in total investment returns recognized in income of $41 million. Investment returns recognized in net income of $193 million for the three months ended March 31, 2025, consisting of the aggregate of net
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 54

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

investment income, net realized losses, fair value changes in trading securities, funds held and other investments, and income from equity method investments were lower than the total investment returns included in net income of $234 million for the comparative quarter. The variance in total investment returns recognized in net income was driven by:
◦Fair value changes in our other investments, including equities, resulting in a $24 million gain for the three months ended March 31, 2025 compared to a $104 million gain in the comparative quarter due to a decrease in performance from our equity and hedge fund strategies resulting from the market volatility experienced during the three months ended March 31, 2025;
◦Net investment income of $148 million for the three months ended March 31, 2025, which was $12 million lower than the comparative quarter. This decrease is due to holding more cash and cash equivalents, which yield less than fixed maturities; partially offset by
◦Income from equity method investments of $4 million for the three months ended March 31, 2025 compared to net losses of $5 million in the comparative quarter. The increase in income was the result of income of $4 million from Core Specialty compared to a net loss of $5 million in the comparative quarter (comprised of net losses from Monument Re of $30 million mostly offset by Core Specialty income of $26 million).
•An adverse change in the effects of foreign currency recognized in income of $25 million. Net foreign exchange losses of $16 million for the three months ended March 31, 2025 were comprised of $14 million of exposures from foreign currency denominated assets and liabilities due to AUD, EUR and GBP strengthening against USD, as well as $2 million of losses on our non-designated foreign currency forward contracts. An offsetting foreign exchange gain of $16 million was recognized in other comprehensive income for the three months ended March 31, 2025 related to the translation from our AFS securities. The income statement component compares to foreign exchange gains of $9 million in the comparative quarter (which were comprised of $7 million of exposures from foreign currency denominated assets and liabilities as a result of GBP and EUR weakening against USD, as well as $2 million of gains on our non-designated foreign currency forward contracts). This was partially offset by foreign exchange loss recognized by other comprehensive income;
•A decrease of $5 million in prior period favorable development of net incurred losses and LAE. Net favorable prior period development of $19 million for the three months ended March 31, 2025 was primarily due to a reduction in our estimates of net ultimate losses and provisions for ULAE of $29 million driven by favorable claim experience. This was partially offset by amortization of fair value adjustments of $5 million and a $5 million increase in the fair value of our 2017 and 2018 LPT liabilities where we previously elected the fair value option. First quarter 2024 prior period net favorable development of $24 million was primarily due to a reduction in our estimates of net ultimate losses and provisions for ULAE of $23 million, and a $4 million decrease in the fair value of our 2017 and 2018 LPT liabilities where we previously elected the fair value option, partially offset by amortization of fair value adjustments of $3 million; and
•An increase in general and administrative expenses of $4 million, primarily driven by the write-off of $3 million of debt issuance, as well as higher legal fees primarily due to merger related costs.
The above factors contributed to net income of $59 million for the three months ended March 31, 2025 as compared to net income of $128 million in the comparative quarter, as well as net income attributable to Enstar ordinary shareholders of $50 million as compared to $119 million in the comparative quarter. Consequently, our ROE was 0.9% for the three months ended March 31, 2025 compared to 2.4% in the comparative quarter.
Comprehensive income attributable to Enstar for the three months ended March 31, 2025 was $125 million as compared to a comprehensive income of $100 million in the comparative quarter. Comprehensive income for the three months ended March 31, 2025 was primarily due to net income of $59 million and unrealized gains on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange of $49 million. The unrealized gains on our fixed maturities, AFS, combined with our investment results, described above, contributed to Annualized TIR of 5.4% for the three months ended March 31, 2025, in comparison to an Annualized TIR of 4.9% in the comparative quarter.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 55

Item 2 | Management's Discussion and Analysis | Key Performance Measures

Overall Measures of Performance

BVPS and Fully Diluted BVPS*

BVPS and Fully Diluted BVPS* increased by 0.5% and 1.8%, respectively, from December 31, 2024 to March 31, 2025, primarily as a result of comprehensive income attributable to Enstar of $125 million.
ROE and Adjusted ROE*
Three Months Ended March 31, 2025 versus 2024: ROE decreased by 1.5 pp for the three months ended March 31, 2025 compared to 2024. The key drivers of the changes in ROE are as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change	ROE pp change
				ROE Impact
	(in millions of U.S. dollars)			%
Net investment income	$148	$160	$(12)	(0.5)%
Fair value changes on trading securities and funds held	19	(19)	38	0.7%
Fair value changes on other investments, including equities	24	104	(80)	(1.6)%
Net realized losses	(2)	(6)	4	0.1%
Prior period net incurred losses and LAE	19	24	(5)	(0.1)%
General and administrative expenses	(91)	(87)	(4)	0.1%
Net foreign exchange (losses) gains	(16)	9	(25)	(0.5)%
Other	(51)	(66)	15	0.3%
Net income attributable to Enstar ordinary shareholders	50	119

Opening Equity	$5,581	$5,025
ROE / Change in ROE	0.9%	2.4%		(1.5)%
Adjusted ROE* decreased 1.9 pp for the three months ended March 31, 2025 relative to the comparative quarter. Adjusted ROE* excludes the impact of merger related expenses, net realized gains (losses) on fixed maturities, AFS and fair value changes on fixed maturities, trading and funds held.
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 56

Item 2 | Management's Discussion and Analysis | Key Performance Measures

Prior Periods - RLE - Three Months Ended March 31, 2025 and 2024
The following tables summarize RLE, RLE %, Adjusted RLE* and Adjusted RLE %* by acquisition year for the three months ended March 31, 2025 and 2024, which management believes is useful in measuring and monitoring performance of our claims management activity on the portfolios that we have acquired. This permits comparability between acquisition years of different loss reserve volumes.
Refer to the table below for a summary of RLE, RLE %, Adjusted RLE* and Adjusted RLE %* for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	RLE			Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE %*
	(in millions of U.S. dollars)
2015 and prior	$(5)	$1,000		$(12)	$813
2016	1	500		1	559
2017	(2)	537		1	719
2018	—	439		3	484
2019	(9)	901		(8)	1,363
2020	(10)	251		(10)	251
2021	26	2,280		38	2,545
2022	(29)	1,464		(30)	1,464
2023	1	1,494		1	1,494
2024	46	1,565		46	1,565
2025	—	179		—	179
Total	$19	$10,610	0.2%	$30	$11,436	0.3%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Three Months Ended March 31, 2025:
Our RLE % was 0.2% for the three months ended March 31, 2025 as favorable reductions in estimates of net ultimate losses and reductions in provisions for ULAE were partially offset by adverse changes in the fair value of liabilities for which we previously elected the fair value option and amortization of fair value adjustments.
Acquisition years 2024 and 2021 provided most of the favorable results for the period, driven by our general casualty, workers’ compensation, motor, and all other lines of business, as a result of favorable claims experience. This was partially offset by unfavorable results for acquisition years 2022, 2020 and 2019 for the period, driven by our general casualty line of business, as a result of adverse claims experience.
Adjusted RLE %* was positively impacted by the exclusion of the impact of the changes in the fair value of liabilities where we have elected the fair value option and the amortization of fair value adjustments relating to purchased subsidiaries. It is also impacted by the change in estimates of net ultimate liabilities and reduction in estimated future expenses of our defendant A&E liabilities.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 57

Item 2 | Management's Discussion and Analysis | Key Performance Measures

Refer to the table below for a summary of RLE, RLE %, Adjusted RLE* and Adjusted RLE %* for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	RLE			Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE %*
	(in millions of U.S. dollars)
2015 and prior	$(11)	$1,686		$(7)	$1,176
2016	5	581		5	643
2017	(3)	571		(8)	784
2018	(11)	762		(9)	614
2019	(3)	653		(3)	1,450
2020	(12)	1,667		(12)	367
2021	39	2,551		38	3,207
2022	19	1,826		19	2,164
2023	1	909		1	1,706
Total	$24	$11,206	0.2%	$24	$12,111	0.2%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Three Months Ended March 31, 2024:
Our RLE % was 0.2% for the three months ended March 31, 2024, as favorable reductions in estimates of net ultimate losses, reductions in provisions for ULAE and net favorable changes in the fair value of liabilities for which we previously elected the fair value were partially offset by amortization of fair value adjustments.
Acquisition years 2021 and 2022 provided favorable results, driven by our professional indemnity / directors and officers, workers’ compensation and general casualty lines of business, as a result of favorable claims experience. Partially offsetting this, acquisition years 2020 and prior were unfavorably impacted by increased settlement activity in general casualty.
Our Adjusted RLE %* was marginally impacted by the net reduction in estimates of net ultimate losses and reductions in provisions for ULAE. It also excludes the impact of the changes in the discount rate upon the fair value of liabilities where we previously elected the fair value option and the amortization of fair value adjustments relating to purchased subsidies.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 58

Item 2 | Management's Discussion and Analysis | General and Administrative Expenses

General and Administrative Expenses for the Three Months Ended March 31, 2025 and 2024

The below charts are in millions of U.S. dollars.
Three Months Ended March 31, 2025 versus 2024: The $4 million increase in general and administrative expenses was primarily driven by the write-off of $3 million of debt issuance costs related to the debt tender offer, as well as higher legal fees primarily due to merger related costs.

Enstar Group Limited | First Quarter 2025 | Form 10-Q                 59

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

Non-GAAP Measure	Definition	Purpose of Non-GAAP Measure over GAAP Measure
Fully diluted book value per ordinary share	Total Enstar ordinary shareholders' equity

Divided by

Number of ordinary shares outstanding, adjusted for:
-the ultimate effect of any dilutive securities (which include restricted shares, restricted share units, directors’ restricted share units, performance share units and JSOP shares) on the number of ordinary shares outstanding	Increases the number of ordinary shares to reflect the exercise of equity awards granted but not yet vested as, over the long term, this presents both management and investors with a more economically accurate measure of the realizable value of shareholder returns by factoring in the impact of share dilution.

We use this non-GAAP measure in our incentive compensation program.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 60

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Non-GAAP Measure	Definition	Purpose of Non-GAAP Measure over GAAP Measure
Adjusted return on equity (%)	Adjusted operating income (loss) attributable to Enstar ordinary shareholders divided by adjusted opening Enstar ordinary shareholders’ equity
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
-net assets of held for sale or disposed subsidiaries classified as discontinued operations (if any)

Enstar Group Limited | First Quarter 2025 | Form 10-Q                 61

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Non-GAAP Measure	Definition	Purpose of Non-GAAP Measure over GAAP Measure
Adjusted run-off liability earnings (%)	Adjusted PPD divided by average adjusted net loss reserves
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

The following components of periodic recurring net incurred losses and LAE and net loss reserves are not considered key components of our claims management performance for the following reasons:

•The change in fair value of insurance contracts for which we have elected the fair value option (1) has been removed to support comparability between the two acquisition years for which we previously elected the fair value option in reserves assumed and the acquisition years for which we did not make this election (specifically, this election was only made in the 2017 and 2018 acquisition years and the election of such option is irrevocable); and
•The amortization of fair value adjustments are non-cash charges that obscure our trends on a consistent basis.

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
-net unrealized (gains) losses on fixed maturities, AFS included within AOCI
-fair value changes on fixed maturities, trading and funds held - directly managed

(1) Comprises the discount rate and risk margin components.

Enstar Group Limited | First Quarter 2025 | Form 10-Q                 62

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of BVPS to Fully Diluted BVPS*:

	March 31, 2025			December 31, 2024
	Equity (1)	Ordinary Shares	Per Share Amount	Equity (1)	Ordinary Shares	Per Share Amount
	(in millions of U.S. dollars, except share and per share data)
Book value per ordinary share	$5,697	14,909,718	$382.10	$5,581	14,675,686	$380.29
Non-GAAP adjustment:
Share-based compensation plans		273,143			266,335
JSOP(2)		—			204,320
Fully diluted book value per ordinary share*	$5,697	15,182,861	$375.23	$5,581	15,146,341	$368.47
(1) Equity comprises Enstar ordinary shareholders' equity, which is calculated as Enstar shareholders' equity less preferred shares ($510 million) prior to any non-GAAP adjustments.
(2) The JSOP award made to our CEO included a condition that specified a hurdle price ($315.53 as of January 20, 2025) compared to our market observable ordinary share price for the award to vest, which is the greater of the closing share price and the 10-day Volume Weighted Average Price (as defined in the Award). As of December 31, 2024, the closing share price of our ordinary shares was $322.05 and the 10-day Volume Weighted Average Price was $322.22. The shares to be issued upon settlement are calculated as the market price less $205.89, multiplied by the 565,630 shares comprising the award, divided by the market price. As a result, the JSOP award was dilutive for the year ended December 31, 2024. Additionally, 20% of the award was dependent on a 10% compounded annual growth rate in Fully Diluted Book Value Per Share (as defined in the Award) from January 1, 2020, which was also met through the year ended December 31, 2024. On January 20, 2025, the JSOP award vested at a market price of $327.00 per share and on January 21, 2025 the JSOP award was exercised. As the market price exceeded the hurdle price and the performance condition based on growth in FDBVPS was met, 209,490 shares were issued to our CEO (calculated as the market price of $327.00 less $205.89, multiplied by the 565,630 shares comprising the JSOP award, divided by the market price of $327.00). The remaining 356,140 shares held in the EB Trust were cancelled on January 21, 2025.
*Non-GAAP measure.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 63

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The table below presents a reconciliation of ROE to Adjusted ROE* and Annualized ROE to Annualized Adjusted ROE*:

	Three Months Ended
	March 31, 2025				March 31, 2024
	Net income (1)	Opening equity (1)	ROE	Annualized ROE	Net income (1)	Opening equity (1)	ROE	Annualized ROE
	(in millions of U.S. dollars)
Net income/Opening equity/ROE/Annualized ROE (1)	$50	$5,581	0.9%	3.6%	$119	$5,025	2.4%	9.5%
Non-GAAP adjustments:
Net realized losses on fixed maturities, AFS (2) / Cumulative fair value changes to fixed maturities, AFS (3)	2	374			6	380
Fair value changes on fixed maturities, trading (2) / Fair value changes on fixed maturities, trading (3)	(1)	235			14	234
Fair value changes on funds held - directly managed (2) / Fair value changes on funds held - directly managed (3)	(18)	143			5	111
Change in fair value of insurance contracts for which we have elected the fair value option / Fair value of insurance contracts for which we have elected the fair value option (4)	5	(214)			(4)	(246)
Amortization of fair value adjustments / Fair value adjustments	5	(94)			3	(107)
Expenses related to the Merger Agreement	1	—			—	—
Tax effects of adjustments (5)	—	—			(2)	—
Adjusted net income /Adjusted opening equity/Adjusted ROE/Annualized adjusted ROE*	$44	$6,025	0.7%	2.9%	$141	$5,397	2.6%	10.5%
(1) Net income comprises net income attributable to Enstar ordinary shareholders, prior to any non-GAAP adjustments. Opening equity comprises Enstar ordinary shareholders' equity, which is calculated as opening Enstar shareholders' equity less preferred shares ($510 million), prior to any non-GAAP adjustments.
(2) Net realized gains on fixed maturities, AFS are included in net realized gains (losses) in our unaudited condensed consolidated statements of operations. Fair value changes in our fixed maturities, trading and funds held - directly managed are included in fair value changes in trading securities, funds held and other investments in our unaudited condensed consolidated statements of operations.
(3) Our fixed maturities are held directly on our balance sheet and also within the "Funds held" balance.
(4) Comprises the discount rate and risk margin components, net of reinsurance recoverables.
(5) Represents an aggregation of the tax expense or benefit associated with the specific country to which the pre-tax adjustment relates, calculated at the applicable jurisdictional tax rate.
*Non-GAAP measure.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 64

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The tables below present a reconciliation of RLE to Adjusted RLE*:

	Three Months Ended	As of			Three Months Ended
	March 31, 2025	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2025
	RLE / PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE %	$19	$10,445	$10,776	$10,611	0.2%
Non-GAAP adjustments:
Net current period incurred losses and LAE, excluding paid losses	—	(3)	—
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	5	89	94
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	5	214	214
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	—	482	499
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	1	31	32
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE %*	$30	$11,258	$11,615	$11,437	0.3%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.

	Three Months Ended	As of			Three Months Ended
	March 31, 2024	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2024
	RLE / PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE %	$24	$10,827	$11,585	$11,206	0.2%
Non-GAAP adjustments:
Net current period incurred losses and LAE, excluding paid losses	—	(5)	—
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	3	103	107
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(4)	249	246
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	—	516	527
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	1	32	33
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE %*	$24	$11,722	$12,498	$12,111	0.2%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 65

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The table below presents a reconciliation of our Annualized TIR to our Annualized Adjusted TIR*:

	Three Months Ended
	March 31,
	2025			2024
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$131	$17	$148	$140	$20	$160
Net realized losses
Fixed maturities, AFS	(2)	—	(2)	(6)	—	(6)
Net realized losses	(2)	—	(2)	(6)	—	(6)
Fair value changes
Fixed maturities, trading	1	—	1	(14)	—	(14)
Funds held	18	—	18	(5)	—	(5)
Equity securities	—	(30)	(30)	—	37	37
Other investments	—	43	43	—	67	67
Investment derivatives	—	11	11	—	—	—
Fair value changes	19	24	43	(19)	104	85
Income (loss) from equity method investments	—	4	4	—	(5)	(5)
Other comprehensive income:
Unrealized gains (losses) on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	49	—	49	(12)	—	(12)
TIR ($)	$197	$45	$242	$103	$119	$222

Non-GAAP adjustments:
Net realized (gains) losses on fixed maturities, AFS and fair value changes in trading and funds held - directly managed	(17)	—	(17)	25	—	25
Net unrealized (gains) losses on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	(49)	—	(49)	12	—	12
Adjusted TIR ($)*	$131	$45	$176	$140	$119	$259

Total investments	$11,175	$5,283	$16,458	$11,835	$5,082	$16,917
Cash and cash equivalents, including restricted cash and cash equivalents	1,481	—	1,481	760	—	760
Total investable assets	$12,656	$5,283	$17,939	$12,595	$5,082	$17,677

Average aggregate invested assets, at fair value (1)	12,759	5,294	18,053	13,035	4,986	18,021
Annualized TIR % (2)	6.2%	3.4%	5.4%	3.2%	9.5%	4.9%
Non-GAAP adjustment:
Net unrealized losses on fixed maturities, AFS included within AOCI and fair value changes on fixed maturities, trading and funds held - directly managed	638	—	638	789	—	789
Adjusted investable assets*	$13,294	$5,283	$18,577	$13,384	$5,082	$18,466

Adjusted average aggregate invested assets, at fair value* (3)	$13,454	$5,294	$18,748	$13,792	$4,986	$18,778
Annualized adjusted TIR %* (4)	3.9%	3.4%	3.8%	4.1%	9.5%	5.5%
Annualized income from fixed income assets (5)	568	—	568	600	—	600
Average aggregate fixed income assets, at cost (5)(6)	13,451	—	13,451	13,769	—	13,769
Annualized Investment book yield (7)	4.22%	—%	4.22%	4.36%	—%	4.36%
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
*Non-GAAP measure.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 66

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment

Results of Operations by Segment - For the Three Months Ended March 31, 2025 and 2024

Our business is organized into two reportable segments: (i) Run-off and (ii) Investments. In addition, our Corporate and Other activities, which do not qualify as an operating segment, include income and expense items that are not directly attributable to our reportable segments.
The following is a discussion of our results of operations by segment.
Run-off Segment

The following is a discussion and analysis of the results of operations for our Run-off segment.

	Three Months Ended
	March 31,		$ Change
	2025	2024
	(in millions of U.S. dollars)
REVENUES
Net premiums earned	$12	$11	$1
Other income	2	2	—
Total revenues	14	13	1
EXPENSES
Net incurred losses and LAE:
Current period	3	5	(2)
Prior periods:
Reduction in estimates of net ultimate losses	(8)	(6)	(2)
Reduction in provisions for ULAE	(21)	(17)	(4)
Total prior periods	(29)	(23)	(6)
Total net incurred losses and LAE	(26)	(18)	(8)
Defendant asbestos and environmental expenses	(1)	(1)	—
Acquisition costs	1	1	—
General and administrative expenses	41	42	(1)
Total expenses	15	24	(9)
SEGMENT NET LOSS	$(1)	$(11)	$10
Overall Results
Three Months Ended March 31, 2025 versus 2024: Net loss from our Run-off segment was $1 million compared to $11 million in the comparative quarter, primarily due to:
•A $6 million increase in favorable PPD in the current quarter, driven by a $4 million increased reduction in ULAE and a $2 million increase in the reduction in estimates of net ultimate losses driven by favorable claim experience.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 67

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

Investments Segment

The following is a discussion and analysis of the results of operations for our Investments segment.

	Three Months Ended
	March 31,		$ Change
	2025	2024
	(in millions of U.S. dollars)
REVENUES
Net investment income:
Fixed maturities	$130	$142	$(12)
Cash and restricted cash	12	8	4
Other investments, including equities	17	20	(3)
Less: Investment expenses	(11)	(10)	(1)
Total net investment income	148	160	(12)
Net realized losses:
Fixed maturities	(2)	(6)	4
Total net realized losses	(2)	(6)	4
Fair value changes in:
Fixed maturities, trading and funds held	19	(19)	38
Other investments, including equities	24	104	(80)
Total fair value changes in trading securities, funds held and other investments	43	85	(42)
Total revenues	189	239	(50)
EXPENSES
General and administrative expenses	10	10	—
Total expenses	10	10	—
Income (loss) from equity method investments	4	(5)	9
SEGMENT NET INCOME	$183	$224	$(41)
Overall Results
Three Months Ended March 31, 2025 versus 2024: Net income from our Investments segment was $183 million for the three months ended March 31, 2025 compared to $224 million for the three months ended March 31, 2024. The decrease of $41 million was primarily due to:
•An $80 million decrease in the gain from fair value changes in other investments, including equities, resulting from the weaker performance in our equity and hedge fund strategies due to the market volatility experienced during the three months ended March 31, 2025;
•A decrease in our net investment income of $12 million due to a decrease in annualized investment book yields from 4.36% to 4.22% primarily due to the impact of declining overnight reference rates on the $2.8 billion of our average fixed maturities outstanding during the quarter that are subject to floating rates. Our floating rate investments generated net investment income of $49 million for the three months ended March 31, 2025, a decrease of $9 million from the three months ended March 31, 2024, which equates to a 13 basis point decrease in the yield of those investments; partially offset by
•A $38 million increase when comparing the $19 million gain from fair value changes in fixed maturities and funds for the three months ended March 31, 2025 compared to a $19 million loss for the three months ended March 31, 2024, primarily driven by decreases in interest rates in the current period, in comparison to increases in interest rates in the prior period; and
•Income from equity method investments of $4 million compared to a loss of $5 million for the comparative quarter. The increase in income was the result of our investment in Core Specialty income of $4 million in the current period compared to a loss of $5 million in the comparative quarter (comprised of Monument Re loss of $30 million mostly offset by Core Specialty income of $26 million).
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 68

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

Investable Assets
Investable assets and adjusted investable assets* decreased by 0.4% and 1.0%, respectively, from December 31, 2024 to March 31, 2025, primarily due to the impact of net paid losses; partially offset by investment income and fair value changes on our fixed maturities and other investments, including equities.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measures.
Total Investments
Fixed maturities
The tables below present the fair value, duration, and credit rating of our fixed maturities:

	March 31, 2025				December 31, 2024
	Fair Value	%	Duration (years) (1)	Credit Rating (1)	Fair Value	%	Duration (years) (1)	Credit Rating (1)
	(in millions of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS
U.S. government & agency	$579	6.8%	2.7	AAA	$420	5.1%	3.3	AA+
U.K. government	53	0.6%	8.8	A+	44	0.5%	9.3	A+
Other government	364	4.2%	5.8	AA	359	4.3%	5.7	AA
Corporate	3,427	40.0%	5.2	A-	3,261	39.3%	5.3	A-
Municipal	105	1.2%	7.1	AA-	109	1.3%	6.9	AA-
Residential mortgage-backed	444	5.2%	5.0	AA	421	5.1%	4.9	AA
Commercial mortgage-backed	742	8.7%	1.4	A+	784	9.5%	1.3	A+
Asset-backed	789	9.2%	1.2	A-	772	9.3%	1.2	A-
Total - Fixed maturity and short-term investments, trading and AFS	6,503	75.9%	4.1	A	6,170	74.4%	4.2	A
Fixed maturities included in funds held - directly managed	2,067	24.1%	4.3	A	2,120	25.6%	4.2	A
Total	$8,570	100.0%	4.2	A	$8,290	100.0%	4.2	A
(1) The average duration and average credit ratings calculation includes short-term investments, fixed maturities and the fixed maturities within our funds held-directly managed portfolios.
The overall increase in our fixed maturities of $280 million when comparing March 31, 2025 to December 31, 2024 was primarily driven by new purchases and fair value changes, partially offset by net paid losses.

Enstar Group Limited | First Quarter 2025 | Form 10-Q                 69

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

Other investments, including equities
The table below presents the composition of our other investments, including equities:

	March 31, 2025	December 31, 2024
	(in millions of U.S. dollars)
Equities
Privately held equities	$455	$460
Publicly traded equities	153	176
Exchange-traded funds	135	151
Warrant and others	16	16
Total	$759	$803

Other investments
Private equity funds	$1,949	$1,926
Private credit funds	915	864
Hedge funds	386	410
Fixed income funds	375	369
Real estate fund	427	401
CLO equity funds	124	162
CLO equities	25	52
Equity funds	5	4
Total	$4,206	$4,188
Our equities decreased by $44 million and other investments increased by $18 million from December 31, 2024 to March 31, 2025, primarily due to fair value changes and the funding of various non-core asset strategies, in line with our strategic asset allocation.
Equity Method Investments
Refer to the table below for a summary of our equity method investments, which does not include those investments we have elected to measure under the fair value option:

	As of		Three Months Ended	As of		Three Months Ended
	March 31, 2025		March 31, 2025	December 31, 2024		March 31, 2024
	Ownership %	Carrying Value	Income from Equity Method Investments	Ownership %	Carrying Value	Income (loss) from Equity Method Investments
	(in millions of U.S. dollars)
Monument Re	24.6%	$20	$—	24.6%	$19	$(30)
Core Specialty	19.8%	285	4	19.9%	281	26
Positive Physicians Holdings, Inc	27.0%	13	—	27.0%	13	(1)
		$318	$4		$313	$(5)
Carrying Value
The carrying value of our equity method investments increased from December 31, 2024 primarily due to income from Core Specialty for the three months ended March 31, 2025.
Duration and average credit rating on fixed maturities, cash and cash equivalents and fixed maturities included in funds held - directly managed
The fair value, duration and average credit rating of investments is as follows:

	March 31, 2025			December 31, 2024
	Fair Value ($) (1)	Average Duration (in years) (2)	Average Credit Rating (3)	Fair Value ($) (1)	Average Duration (in years) (2)	Average Credit Rating (3)
Total	$10,051	3.55	A+	$9,844	3.55	A+
(1) The fair value by segment of our fixed maturities, cash and cash equivalents and fixed maturities included in funds held-directly managed portfolios does not include the carrying value of cash and cash equivalents within our funds held-directly managed portfolios.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 70

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

The overall increase in the balance of our fixed maturities and cash and cash equivalents of $207 million when comparing March 31, 2025 to December 31, 2024 was primarily driven by fair value changes and new business for the period, partially offset by net paid losses.
As of both March 31, 2025 and December 31, 2024, our fixed maturities and cash and cash equivalents had an average credit quality rating of A+.
As of March 31, 2025 and December 31, 2024, our fixed maturities that were non-investment grade (i.e., rated lower than BBB- and non-rated securities) comprised $465 million, or 5.4%, and $429 million, or 5.2%, of our total fixed maturities portfolio, respectively.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 71

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Corporate and Other

Corporate and Other

The following is a discussion and analysis of our results of operations for our Corporate and Other activities.

	Three Months Ended
	March 31,		$ Change
	2025	2024
	(in millions of U.S. dollars)
REVENUES
Other income	1	1	—
EXPENSES
Net incurred losses and LAE
Amortization of fair value adjustments	5	3	2
Changes in fair value - fair value option (1)	5	(4)	9
Total net incurred losses and LAE	10	(1)	11
Defendant asbestos and environmental expenses (2)	5	4	1
Amortization of net deferred charge assets	30	30	—
General and administrative expenses	40	35	5
Total expenses	85	68	17
Interest expense	(23)	(22)	(1)
Net foreign exchange (losses) gains	(16)	9	(25)
LOSS BEFORE INCOME TAXES	(123)	(80)	(43)
Income tax expense	—	(5)	5
Dividends on preferred shares	(9)	(9)	—
NET LOSS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(132)	$(94)	$(38)
(1) Comprises the discount rate and risk margin components.
(2) Amortization of fair value adjustments relates to the acquisition of DCo and Morse TEC.
Overall Results
Three Months Ended March 31, 2025 versus 2024: Net loss attributable to Enstar ordinary shareholders from our Corporate and Other activities increased by $38 million from $94 million in the comparative period to $132 million for the three months ended March 31, 2025, primarily due to:
•An adverse change in the effects of foreign currency recognized in income of $25 million. Net foreign exchange losses of $16 million for the three months ended March 31, 2025 were comprised of $14 million of exposures from foreign currency denominated assets and liabilities due to AUD, EUR and GBP strengthening against USD, as well as $2 million of losses on our non-designated foreign currency forward contracts. An offsetting foreign exchange gain of $16 million was recognized in other comprehensive income for the three months ended March 31, 2025 related to the translation from our AFS securities. The income statement component compares to net foreign exchange gains of $9 million in the comparative quarter (which were comprised of $7 million of exposures from foreign currency denominated assets and liabilities as a result of GBP and EUR weakening against USD, as well as $2 million of gains on our non-designated foreign currency forward contracts). This was partially offset by foreign exchange loss recognized by other comprehensive income; and
•Changes in the fair value of the 2017 and 2018 portfolios where we previously elected the fair value option, which resulted in a $5 million increase in liabilities in the first quarter of 2025. In comparison, we recognized a $4 million decrease of such liabilities in the first quarter of 2024 due to an increase in interest rates.

Enstar Group Limited | First Quarter 2025 | Form 10-Q                 72

Item 2 | Management's Discussion and Analysis | Current Outlook

Current Outlook

Business Outlook

Transactions
Refer to Note 3. Significant New Business of our unaudited condensed consolidated financial statements for a summary of significant new business transactions that were signed but not yet closed as of March 31, 2025.
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
Investment Outlook

We expect global financial markets to remain uncertain for the remainder of 2025 given recent policy changes including tariffs, geopolitical tensions, interest rate volatility, and uncertainty around the trend of inflation.
Market expectations around the future path of interest rates will represent a continued source of volatility, as global central banks attempt to normalize interest rates while closely monitoring inflation. If interest rates rise and/or credit spreads widen, we may recognize unrealized losses and fair value changes on our fixed maturities and incur a higher rate of borrowing and interest costs if we renew or borrow under credit facilities in the current environment.
Despite this, elevated interest rates can represent an opportunity for us in the medium to long term, notably;
•For the three months ended March 31, 2025, we held 15.6% of our portfolio, or $2.8 billion, in fixed maturity investments with floating interest rates which, should interest rates remain elevated, would be accretive to future investment book yields. We have earned $49 million and $58 million of net investment income from our floating rate investments for the three months ended March 31, 2025 and 2024, respectively, which were generally indexed to SOFR.
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
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 73

Item 2 | Management's Discussion and Analysis | Current Outlook

Inflation

We continue to monitor the inflationary impacts resulting from recent policy changes, imposition of tariffs by the U.S. government and reciprocal tariffs by other nations, pandemic-related government stimulus, and labor force supply pressures on our loss cost trends.
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
As described above, global economic policy response s to inflation have contributed to increases in interest rates, which, in the short term, have had a significant impact on our investments, in particular our fixed maturities. Any further rise in interest rates will have further negative impacts on our fixed maturities in the form of unrealized losses and fair value changes.
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
Minimum Corporate Income Tax

In December 2021, the OECD released the final model rules on Pillar II, an initiative proposing a global minimum tax rate of 15% designed to ensure large multinational enterprises pay a minimum level of tax on the income arising in each jurisdiction where they operate. We have several subsidiaries in jurisdictions that have enacted Pillar II legislation, namely the U.K., Australia and Belgium.
In response to Pillar II initiatives, the government of Bermuda enacted a 15% corporate income tax in December 2023, which took effect on January 1, 2025. The Bermuda CIT regime provides a five-year exemption for companies meeting certain requirements. Absent the application of this exemption, and based on our substantial operations in Bermuda, we expect a meaningful portion of our income will be subject to the Bermuda CIT.
As of December 31, 2024, we qualified for the five-year exemption of the Bermuda CIT and Pillar II’s Under Tax Payment Rule (“UTPR”). We expect to continue qualifying for this exemption and do not anticipate any tax liability under the Bermuda CIT or the UTPR until at least 2030.
Note, the application of this exemption to the Bermuda CIT or the UTPR is tested on an annual basis, and failure to comply in any given year until 2030 will result in the loss of this exemption. The application of this exception requires, amongst other items, that we operate in six or fewer jurisdictions (in corporate or branch form). We are monitoring our activities around the globe to ensure we are not operating in more than six jurisdictions.

Enstar Group Limited | First Quarter 2025 | Form 10-Q                 74

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Liquidity and Capital Resources

Overview

We aim to generate cash flows from our (re)insurance operations and investments, preserve sufficient capital for future acquisitions and new business, and develop relationships with lenders who provide borrowing capacity at competitive rates.
As of March 31, 2025, we had $1.2 billion of cash and cash equivalents, excluding restricted cash, that supports (re)insurance operations. Included in this amount was $251 million held by our foreign subsidiaries outside of Bermuda.
We closed 2024 with a group solvency capital ratio of 222%. Based upon our financial fundamentals and available funding sources, we continue to believe we have access to adequate liquidity and capital resources to meet business requirements under current market conditions and reasonably possible stress scenarios for the foreseeable future. We continuously monitor our liquidity and capital positions and adjust as required by market conditions.
The following represent our total capitalization as of March 31, 2025 and December 31, 2024.

Total Capitalization
(in millions)
$8,161
$1,948
$6
$510
30.1%
23.9%
$5,697
March 31, 2025
$7,930
$1,833
$6
$510
29.5%
23.1%
$5,581
December 31, 2024
Debt and Series D and E Preferred Shares to total capitalization
Debt to total capitalization
Debt obligations
NCI
Series D and E Preferred Shares
Ordinary shareholders' equity

Total capitalization attributable to Enstar excluding NCI was $8.2 billion as of March 31, 2025 and $7.9 billion as of December 31, 2024. Debt and Series D and E preferred shares to total capitalization attributable to Enstar excluding NCI was 30.1% and 29.6% as of March 31, 2025 and December 31, 2024, respectively. Debt to total capitalization attributable to Enstar was 23.9% and 23.1% as of March 31, 2025 and December 31, 2024, respectively.
Under the eligible capital rules of the Bermuda Monetary Authority (“BMA”), our Junior Subordinated Notes and Preferred Shares qualify as Tier 2 capital, and our Senior Notes qualify as Tier 3 capital when considering the Bermuda Solvency Capital Requirements (“BSCR”).
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 75

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

For purposes of the financial covenants in our credit facilities, total debt excludes hybrid capital (defined as our Junior Subordinated Notes) not exceeding 15% of total capital attributable to Enstar. As of March 31, 2025, we were in compliance with the financial covenants in our credit facilities.
Liquidity and Capital Resources of Holding Company and subsidiaries

Holding Company Liquidity
We expect to make significant cash distributions in connection with the Merger. At the closing of the Merger, we expect to return capital of $500 million in cash to our shareholders as part of the Merger consideration. Also, in connection with the Merger, Parent will enter into a $950 million term loan facility. Although we will not be a guarantor or otherwise obligated for any amounts due under such term loan facility, we expect that Parent will seek to repay a significant portion of the facility at or following the closing of the Merger (and in any event prior to its maturity) with distributions from us.
We conduct substantially all of our operations through our subsidiaries. As such, the potential sources of liquidity to Enstar as a holding company consist of cash flows from our subsidiaries, including dividends, advances and loans, and interest income on loans to our subsidiaries. We have available borrowing capacity under our revolving credit facilities, and we have obtained funding through the issuance of senior notes and preferred shares, also the most recent debt issuance Enstar has also issued junior subordinated notes. The holding company also guarantees our Junior Subordinated Notes issued by one of our subsidiaries in prior years.
As of March 31, 2025, we had $800 million of available unutilized capacity under our unsecured revolving credit agreement, which expires in May 2028. We may request additional commitments under the facility up to an aggregate amount of $200 million, which the existing lenders, in their discretion, or new lenders, may provide.
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
Based on existing tax laws, regulations and our current intentions, there were no accruals as of March 31, 2025 for any material withholding taxes on dividends or other distributions.
Merger-related costs
Fees and other expenses that are contingent on the closing of the Merger are estimated to range from $90 million to $105 million for consulting and advisory, legal services and employee-related contractual payments. Refer to Note 1 of our unaudited condensed consolidated financial statements for further information on the Merger Agreement.
Junior Subordinated Debt
During the first quarter of 2025, we completed the issuance and sale of $350 million in aggregate principal amount of our 7.50% Fixed-Rate Reset Junior Subordinated Notes due 2045, resulting in $345 million of proceeds, net of $5 million of debt issuance costs. We also completed a cash tender offer for a portion of our 5.75% Fixed-Rate Reset Junior Subordinated Notes due 2040 that are subject to an interest rate reset beginning September 1, 2025, at a fixed rate per annum equal to the five-year U.S. treasury rate calculated as of two business days prior to the beginning of such five-year period plus 5.468%. The aggregate principal amount tendered was $233 million and we
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 76

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

recorded a loss on the partial extinguishment of $3 million during the first quarter of 2025, which was included within general and administrative expenses in our consolidated statement of operations. The remaining $117 million outstanding of the 5.75% Fixed-Rate Reset Junior Subordinated Notes due 2040 will be callable at 100% of par value plus accrued and unpaid interest as of September 1, 2025.
Sources and Uses of Cash

Cash and cash equivalents decreased by $73 million during the three months ended March 31, 2025, which was largely due to cash used in investing activities of $321 million, offset by cash provided by operating activities and financing activities of $143 million and $103 million, respectively.
Cash and cash equivalents decreased by $70 million during the three months ended March 31, 2024, which was largely due to cash used in operating and financing activities of $168 million and $8 million, respectively, partially offset by cash provided by investing activities of $102 million.
Analysis of Sources and Uses of Cash
Operating Cash Flow Activities
2025 vs 2024: Cash provided by operating activities of $143 million for the three months ended March 31, 2025 was driven by cash consideration received on the completion of new reinsurance deals of $358 million, net sales and maturities of trading securities of $76 million, and other sources provided by operating activities of $448 million, which was largely generated by the use of funds held balances to cover net paid claims on certain portfolios, partially offset by net paid losses of $739 million.
In comparison, cash used in operating activities of $168 million for the three months ended March 31, 2024 was driven by net paid losses of $670 million, partially offset by other sources provided by operating activities of $436 million which was largely generated by the release of funds held balances to cover net paid claims on certain portfolios and net sales and maturities of trading securities of $66 million.
Investing Cash Flow Activities
2025 vs 2024: Cash used in investing activities of $321 million for the three months ended March 31, 2025 was primarily due to net purchases of AFS securities of $357 million, partially offset by net sales of other investments of $36 million.
In comparison, cash provided by investing activities of $102 million for the three months ended March 31, 2024 was primarily due to net sales of fixed maturities, AFS of $184 million, partially offset by net purchases of other investments of $83 million.
Financing Cash Flow Activities
2025 vs 2024: Cash provided by financing activities of $103 million for the three months ended March 31, 2025 was primarily driven by the issuance of the 7.50% Junior Subordinated Notes, which generated proceeds of $345 million, offset by the cash offer tender of the 5.75% Junior Subordinated Notes resulting in the repayment of $233 million and the payment of preferred share dividends of $9 million.
In comparison, cash used in financing activities of $8 million for the three months ended March 31, 2024 was primarily driven by the payment of preferred share dividends of $9 million.
U.S. Finance Company Liquidity
Enstar Finance is a wholly-owned finance subsidiary under which we have issued two of our three series of Junior Subordinated Notes. Similar to our holding company, Enstar Finance is dependent upon funds from other subsidiaries to pay any amounts due under the Junior Subordinated Notes in the form of distributions or loans, which may be restricted by, among other things, other applicable laws and regulations and the terms of our credit facilities and our subsidiaries’ bank loans and other issued debt instruments.
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
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 77

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

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
As of March 31, 2025, to our knowledge, all of our (re)insurance subsidiaries’ capital requirement levels were in excess of the minimum levels required for their respective regulatory jurisdictions.
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
Our debt obligations as of March 31, 2025 and December 31, 2024 were as follows:

Facility	Due Date	March 31, 2025	December 31, 2024
		(in millions of U.S. dollars)
4.95% Senior Notes	May 2029	$497	$497
3.10% Senior Notes	September 2031	496	496
Total Senior Notes		993	993
5.75% Junior Subordinated Notes	August 2040	116	346
5.50% Junior Subordinated Notes	January 2042	494	494
7.50% Junior Subordinated Notes	April 2045	345	—
Total Junior Subordinated Notes		955	840
Total debt obligations		$1,948	$1,833
Our debt obligations increased by $115 million from December 31, 2024, primarily due to the issuance of our 7.50% Junior Subordinated Notes, partially offset by our tender offer for a portion of our 5.75% Junior Subordinated Notes.
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
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 78

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Credit Ratings
The following table presents our credit ratings as of May 1, 2025:

Credit ratings (1)	Standard and Poor’s	Fitch Ratings
Long-term issuer	BBB+ (Outlook: Stable)	BBB+ (Outlook: Stable)
2029 Senior Notes	BBB+	BBB
2031 Senior Notes	BBB	BBB
2040, 2042 and 2045 Junior Subordinated Notes	BBB-	BBB-
Series D and E Preferred Shares	BBB-	BBB-
(1) Credit ratings are provided by third parties, Standard & Poor’s and Fitch Ratings, and are subject to certain limitations and disclaimers. For information on these ratings, refer to the rating agencies’ websites and other publications.
Agency ratings are not a recommendation to buy, sell or hold any of our securities and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating1.
Contractual Obligations

Reserves for Losses and LAE
We generally attempt to match the duration of our investment portfolio to the duration of our general liability profile. We generally seek to maintain investment portfolios that are shorter or of equivalent duration to the liabilities in order to provide liquidity for the settlement of losses and, where possible, to avoid having to liquidate longer-dated investments. The settlement of liabilities also has the potential to accelerate the natural payout of losses, which may require additional liquidity. As of March 31, 2025 and December 31, 2024, the estimated weighted average durations of our Run-off segment gross reserves for losses and LAE were 4.64 and 4.57 years, respectively.
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
As part of the Merger Agreement as set out in Note 1. Merger Agreement of our unaudited condensed consolidated financial statements, Enstar has agreed to a return of capital of $500 million to our shareholders at the close of the Merger, as part of the total $338 per ordinary share received.
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
1 For information on risks related to our credit ratings, refer to "Item 1A. Risk Factors - Risks Relating to Liquidity and Capital Resources" and "Item 1A. Risk Factors - Risks Relating to Ownership of our Shares" in our Annual Report on Form 10-K for the year ended December 31, 2024.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 79

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Off-Balance Sheet Arrangements

As of March 31, 2025, we are subject to certain investment commitments and parental guarantees. We do not believe it is reasonably likely that these arrangements will have a material unplanned current or future effect on our financial condition as they are considered in normal course of business and on-going stress testing.
We also utilize unsecured and secured letters of credit2 (“LOCs”) and a deposit facility.
The following table represents our outstanding unfunded investment commitments and LOCs by duration as of March 31, 2025:

	Short-Term	Long-Term
	Less than 1 Year	More than 1 Year	Total
	(in millions of U.S. dollars)
Investing Activities
Unfunded investment commitments(1)	$284	$998	$1,282
Financing Activities
Letters of credit	$—	$1,898	$1,898
(1) Included in unfunded investment commitments, is a commitment we entered into, to invest $10 million in an insurance-linked securities (“ILS”) arrangement through a Bermuda-based collateralized reinsurer, determined to be a related party, that will provide reinsurance capacity across a diversified portfolio of casualty programs.

Subsequent to March 31, 2025, we entered into investment commitments. Refer to Note 19 of our unaudited condensed consolidated financial statements for more information.
2 Refer to Note 18 to our consolidated financial statements included within our 2024 Form 10-K for further details.
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 80

Item 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk. For the three months ended March 31, 2025, there were no material changes to these market risks or our policies to address these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2024 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Enstar Group Limited | First Quarter 2025 | Form 10-Q                 81

Part II - Other Information

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 18 to our unaudited condensed consolidated financial statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
There were no ordinary shares acquired by the Company during the three months ended March 31, 2025.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Enstar Group Limited | First Quarter 2025 | Form 10-Q                 82

Part II - Other Information

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of July 29, 2024, by and among Enstar Group Limited, Deer Ltd., Deer Merger Sub, Ltd. Elk Bidco Limited, and Elk Merger Sub Limited (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on July 29, 2024).
3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K/A filed on May 2, 2011).
3.2	Seventh Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K/A filed on April 29, 2025).
3.3	Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 17, 2016).
3.4	Certificate of Designations of 7.00% fixed-to-floating rate perpetual non-cumulative preference shares, Series D (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 27, 2018).
3.5	Certificate of Designations of 7.00% perpetual non-cumulative preference shares, Series E (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 21, 2018).
4.1	Junior Subordinated Indenture, dated as of March 18, 2025, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on March 18, 2025).
4.2	First Supplemental Indenture, dated as of March 18, 2025, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on March 18, 2025).
10.1*s	Loss Portfolio Transfer Reinsurance Agreement, dated as of January 13, 2025, by and between the Members of Lloyd’s Syndicate 609 for the 2023 and prior years of accounting, acting through their managing agent Atrium Underwriters Limited, and the Members of Lloyd’s Syndicate 2008 for the 2025 year of account, acting through their managing agent Enstar Managing Agency Limited.
10.2+	Enstar Group Limited 2025 Annual Incentive Compensation Program (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 3, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
_______________________________
*    filed herewith
**    furnished herewith
+    denotes management contract or compensatory arrangement
s    certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request
Enstar Group Limited | First Quarter 2025 | Form 10-Q                 83

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2025.

ENSTAR GROUP LIMITED

By:	/s/ Matthew Kirk
Matthew Kirk Chief Financial Officer, Authorized Signatory and Principal Financial Officer

By:	/s/ Girish Ramanathan
Girish Ramanathan Chief Accounting Officer and Principal Accounting Officer

Enstar Group Limited | First Quarter 2025 | Form 10-Q                 84